Form 10QSB
period 2007-06-30
AFH HOLDING II, INC.
filed 2007-10-10
CIK 1402212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52685

AFH Holding II, Inc.
(Name of Small Business Issuer in its charter)

Delaware	-------------------
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

9595 Wilshire Blvd.
Suite 900
Beverly Hills, CA 90212
 (Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (310) 300-3431
Issuer’s facsimile number: (310) 300-3412

No change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
AFH Holding II, Inc.
9595 Wilshire Blvd.,  Suite 900
Beverly Hills, CA 90212

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2007: 5,000,000 shares of common stock.

AFH HOLDING II, INC.

FINANCIAL STATEMENTS
(Unaudited)

June 30, 2007

AFH HOLDING II, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Page

Financial Statements

Balance Sheet	F−1

Statements of Operations	F−2

Statements of Stockholder’s Equity	F−3

Statements of Cash Flows	F−4

Notes to Financial Statements	F−5 − F−6

AFH HOLDING II, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED BALANCE SHEET
JUNE 30, 2007

June 30, 2007
(Unaudited)

ASSETS

Total assets	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

Commitment and contingencies	$-

Stockholder's equity	-
Preferred stock, $.001 par value,
authorized 20,000,000 shares, none issued
Common stock, $.001 par value,
authorized 100,000,000 shares,	5,000
5,000,000 issued and outstanding
Additional paid in capital	-
Deficit accumulated during the development stage	(5000)

Total stockholder's equity

Total liabilities and stockholder's equity	-

$-

The accompanying notes are an integral part of these financial statements

AFH HOLDING II, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF OPERATIONS
(Unaudited)

Income	For the period April 16, 2007 (Inception) through June 30, 2007

Revenue	$-
Expenses	$-
General and Administrative	$5,000
Total Expenses	$($5,000)
Net Loss	(5000)
Net loss per share (basic and diluted)	$(.00)
Weighted average shares outstanding (basic and diluted)	5,000,000

The accompanying notes are an integral part of these financial statements

AFH HOLDING II, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the period from April 16, 2007 (Inception) to June 30, 2007
(Unaudited)

			Additional Paid-in Capital	Deficit accumulated	Total
	Common Stock
	Shares	Amount
Issuance of Common Stock
Balance April 16, 2007	0	0	0	0	0
Shares issued in Lieu of Services, April 16, 2007	5,000,000	$5,000	$0	$0	$5,000

Net Loss				$(5,000)	$(5,000)
Balance June 30, 2007
	5,000,000	$5,000	$0	$(5,000)	0
			Additional Paid-in Capital	Deficit accumulated	Total

  The accompanying notes are an integral part of these financial statements

AFH HOLDING II, INC.
(a Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CASH FLOWS
(Unaudited)

For the period April 16, 2007 (Inception) through June 30, 2007

Cash flows from operating activities
Net Loss	$(5,000)
Shares issued in lieu of Services	5000

Cash flows used in operating activities	-0-

Net increase in cash	-

Cash, beginning of period	-

Cash, end of period	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	-
Income taxes	-

The accompanying notes are an integral part of these financial statements

AFH HOLDING II, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
June 30, 2007

NOTE 1 - Organization and Significant Accounting Policies

Nature of Operations

AFH Holding II, Inc. (“the Company”) was incorporated in the State of Delaware on April 16, 2007 and has been inactive since inception.  The company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. It is currently in its development stage.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2007, the results of its operations for the three months ended June 30, 2007, and from the date of inception (April 16, 2007) through June 30, 2007, and cash flows for the three months ended June 30, 2007, and from the date of inception (April 16, 2007) through June 30, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period of  April 16, 2007 (inception ) to June 30, 2007 are not necessarily indicative of the results to be expected for the full year’s operation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128.

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of these financial statements, the Company has made no efforts to identify a possible business combination.

The Company’s shareholder shall fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

NOTE 4 -  SHAREHOLDER'S EQUITY

On April 16, 2007, the Board of Directors issued 5,000,000 shares of common stock for $5,000 in services to the founding shareholder of the Company to fund organizational start-up costs.

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2007:

   -   Common stock, $ 0.001 par value: 100,000,000 shares authorized;
       5,000,000 shares issued and outstanding;

   -   Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but not issued and outstanding.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations Plan of Operation

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for- assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Company would obtain any such equity funding.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings.
Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to June 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Liquidity and Capital Resources

At June 30, 2007, three months ended, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.
Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

The Company and or shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and or shareholders may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Item 3. Controls and Procedures

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of June 30, 2007. Based on that evaluation, the principal executive and financial officer concluded that as of June 30, 2007, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the Company's organization, on April 16, 2007, Ms. Lauren Scott was issued 5,000,000 shares of restricted common stock in exchange for $5,000 in cash which paid for the State incorporation fees, accounting and annual resident agent fee in Delaware.

The foregoing purchase and sale to this sophisticated person (officer and director) who had superior access to all corporate and financial information were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) on the basis that the transaction did not involve a public offering.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 16, 2007.

*3.2	By-Laws

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

* Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 13, 2007, and incorporated herein by this reference.

(b) Reports of Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: October 9, 2007
AFH Holding II, Inc.
(Registrant)

 /s/ Lauren Scott
President