Form 10QSB
period 2007-09-30
AFH HOLDING II, INC.
filed 2007-11-14
CIK 1402212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52682

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2007: 5,000,000 shares of common stock.

Item 1.                      Financial Statements.
AFH HOLDING II, INC.

FINANCIAL STATEMENTS
(Unaudited)

September 30, 2007

AFH HOLDING II, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Page

Financial Statements:

Balance Sheet	F−1

Statements of Operations	F−2

Statements of Stockholder’s Equity	F−3

Statements of Cash Flows	F−4

Notes to Financial Statements	F-5 – F-7

AFH HOLDING II, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

September 30, 2007
(Unaudited)

ASSETS

Total assets	$--

LIABILITIES AND STOCKHOLDER'S EQUITY

Commitment and contingencies	$--

Stockholder's equity:

Preferred stock, $.001 par value,
authorized 20,000,000 shares, none issued	--

Common stock, $.001 par value,
authorized 100,000,000 shares,
5,000,000 issued and outstanding	5,000

Additional paid in capital	--

Deficit accumulated during the development stage	(5,000)

Total stockholder's equity	--

Total liabilities and stockholder's equity	--

$--

The accompanying notes are an integral part of these financial statements

AFH HOLDING II, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF OPERATIONS
(Unaudited)

Income	For the three months ended 30-Sep-07	For the period 16-Apr-07 (Inception) through 30-Sep-07

Revenue	$--	$--
Expenses	$--	$--
General and Administrative	$--	$5,000
Total Expenses	$--	$-5,000
Net Loss	--	-5,000
Net loss per share (basic and diluted)	$(.00)	$(.00)
Weighted average shares outstanding (basic and diluted)	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

AFH HOLDING II, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the period from April 16, 2007 (Inception) to September 30, 2007
(Unaudited)

	Common Stock		Additional Paid-in Capital	Deficit accumulated	Total

	Shares	Amount

Issuance of Common Stock
Balance April 16, 2007	0	0	0	0	0
Shares issued in Lieu of Services, April 16, 2007	5,000,000	$5,000	$0	$0	$5,000

Net Loss				$(5,000)	$(5,000)
Balance September 30, 2007
	5,000,000	$5,000	$0	$(5,000)	0

The accompanying notes are an integral part of these financial statements

AFH HOLDING II, INC.
(a Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CASH FLOWS
(Unaudited)

For the period April 16, 2007 (Inception) through September 30, 2007

Cash flows from operating activities
Net Loss	$(5,000)
Shares issued in lieu of Services	5,000

Cash flows used in operating activities	--

Net increase in cash	--

Cash, beginning of period	--

Cash, end of period	$--

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	--
Income taxes	--

The accompanying notes are an integral part of these financial statements

AFH HOLDING II, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

AFH Holding II, Inc. (“the Company”) was incorporated in the State of Delaware on April 16, 2007 and has been inactive since inception.  The company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. It is currently in its development stage.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company has identified an undisclosed potential target company for a possible business combination.  The Company is currently engaged in preliminary negotiations with the target company.  No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2007, the results of its operations for the three months ended September 30, 2007, and from the date of inception (April 16, 2007) through September 30, 2007, and cash flows from the date of inception (April 16, 2007) through September 30, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period of April 16, 2007 (inception) to September 30, 2007 are not necessarily indicative of the results to be expected for the full year’s operation.

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

Basic Earnings (Loss) Per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of the financial statements, the Company has identified an undisclosed potential target company for a possible business combination.  The Company is currently engaged in preliminary negotiations with the target company.  No assurances can be given that the Company will be successful in locating or negotiating with any target company.

The Company’s shareholder shall fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

NOTE 4 - SHAREHOLDER'S EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2007:

   -   Common stock, $ 0.001 par value: 100,000,000 shares authorized;
       5,000,000 shares issued and outstanding;

   -   Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 5 – SUBSEQUENT EVENTS

On November 13, 2007, the Company entered into a Stock Redemption Agreement with Lauren Scott, its sole stockholder, pursuant to which the Company redeemed 5,000,000 shares of the Company’s common stock, which constituted all of Ms. Scott’s shares of the Company’s common stock, from Ms. Scott for an aggregate purchase price of $12,500 (the “Stock Redemption”).  Concurrently with the Stock Redemption, the Company entered into a Stock Purchase Agreement with AFH Holding and Advisory, LLC, a Nevada limited liability company (“AFH Advisory”), pursuant to which AFH Advisory purchased 1,500,000 shares of the Company’s common stock from the Company for an aggregate purchase price of $12,500 (the “Stock Purchase”).

The foregoing Stock Purchase to this accredited investor who had superior access to all corporate and financial information were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) on the basis that the transaction did not involve a public offering.

Item 2.                      Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for- assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. As of the date of this report, the Company has identified an undisclosed potential target company for a possible business combination.  The Company is currently engaged in preliminary negotiations with the target company.  No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to September 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Liquidity and Capital Resources

At September 30, 2007, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

The Company and/or shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and/or shareholders may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and/or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.                      Controls and Procedures.

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of September 30, 2007. Based on that evaluation, the principal executive and financial officer concluded that as of September 30, 2007, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

None.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits.

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 16, 2007.

*3.2	By-Laws

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

* Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 13, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 14, 2007
AFH Holding II, Inc.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President