Form 10KSB
period 2007-12-31
AFH HOLDING II, INC.
filed 2008-04-02
CIK 1402212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File Number: 000-52682

AFH Holding II, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	26-1364883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9595 Wilshire Blvd, Suite 900
Beverly Hills, CA 90212	(310) 300-3431
(Address of principal executive offices, including zip code)	(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:                                                                                                None
Securities registered under Section 12(g) of the Exchange Act:                                                                                                Common Stock, par value $0.001 per share
                                                                        (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑   No ☐

State issuer’s revenues for its most recent fiscal year.   None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

The aggregate market value of the issuer’s common stock held by non-affiliates, as of March 27, 2008, computed by reference to the price at which the common equity was sold, was $0.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of March 27, 2008, there were 1,500,000 shares of the issuer's common stock outstanding.

Documents incorporated by reference:                                                                None

Transitional Small Business Disclosure Format (Check one):   Yes ☐     No ☑

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,”  “continue,” and similar expressions are generally intended to identify forward-looking statements.

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto, the factors described in "Item 1. Description of Business--Risk Factors" beginning on page 6, and other documents we file from time to time with the Securities and Exchange Commission. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

When used in this annual report, the terms the "Company," "we," "us," "our," and similar terms refer to AFH Holding II, Inc., a Delaware corporation.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a) Business Development

AFH Holding II, Inc. was incorporated in the State of Delaware on April 16, 2007. The Company has been in the developmental stage since inception and has conducted virtually no business operations, other than organizational activities. The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of or merger with an existing company.  The Company is currently engaged in preliminary negotiations with a target company.  No assurances can be given that the Company will be successful in negotiating with that target company.

(b) Business of Issuer

The Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in a United States secondary market such as the New York Stock Exchange, NASDAQ Stock Market, American Stock Exchange, or the Over-The-Counter Bulletin Board, as a vehicle to investigate if such investigation warrants, acquire, a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ our funds in its business. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry, or geographical location and, thus, may acquire any type of business.

Perceived Benefits

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

•	the ability to use registered securities to make acquisitions of assets or businesses;
•	increased visibility in the financial community;
•	the facilitation of borrowing from financial institutions;
•	improved trading efficiency;
•	shareholder liquidity;
•	greater ease in subsequently raising capital;
•	compensation of key employees through stock options for which there may be a market valuation;
•	enhanced corporate image;
•	a presence in the United States capital markets.

Potential Target Companies

A business entity, if any, which may be interested in a business combination with the Company, may include the following:

•	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
•	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
•	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;
•	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
•	a foreign company which may wish an initial entry into the United States securities markets;
•	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;
•	a company seeking one or more of the other perceived benefits of becoming a public company.

The analysis of new business opportunities will be undertaken by or under the supervision of the sole officer and director of the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion, or new products;
•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
•	Strength and diversity of management, either in place or scheduled for recruitment;
•
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

•	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;
•	The extent to which the business opportunity can be advanced;
•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items; and
•	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters. It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares.

Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholder of the Company will likely not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's sole director may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Our sole officer and  director is engaged in outside business activities and anticipates he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

RISK FACTORS

An investment in the company is highly speculative in nature and involves an extremely high degree of risk. You should carefully consider the risks described below together with all of the other information included in this annual report before making an investment decision with regard to our securities.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NONMANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, Mr. Amir F. Heshmatpourour, our sole officer and director, is currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which he is, and may be the future be, affiliated with may arise. If we and the other blank check companies that our sole officer and director is affiliated with desire to take advantage of the same opportunity, then the officer and director that is affiliated with both companies would abstain from voting upon the opportunity.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE NO OPERATING HISTORY.

    As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATEAND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

THE COMPANY HAS NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no definitive agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs in total. Our officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

THE COMPANY MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK AND LIQUIDITY OF SHARES OF OUR COMMON STOCK IS LIMITED.

Our shares of Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the "Securities Act"). Therefore, outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our Common Stock cannot be sold under the exemptions from registration provided by Rule 144 or under Section 4(1) of the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission's Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”). The Wulff Letter provides that certain private transfers of the shares also may be prohibited without registration under federal securities laws. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.  The SEC changed certain aspects of the Wulff Letter and such changes apply retroactively to our stockholder.  Since February 15, 2008, all holders of shares of common stock of a “shell company” have been permitted to sell their shares of common stock under Rule 144, subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be reinvested into the Company to further its business strategy.

THE COMPANY MAY BE SUBJECT TO CERTAIN TAX CONSEQUENCES IN OUR BUSINESS, WHICH MAY INCREASE OUR COST OF DOING BUSINESS

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax- free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

THE COMPANY INTENDS TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 20,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

THE COMPANY HAS CONDUCTED NO MARKET RESEARCH OR IDENTIFICATION OF BUSINESS OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A "REVERSE MERGER", FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the Over-The-Counter Bulletin Board, another over-the- counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

AUTHORIZATION OF PREFERRED STOCK.

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that the Company will not do so in the future.

THIS REGISTRATION STATEMENT CONTAINS FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO US, OUR INDUSTRY AND TO OTHER BUSINESSES.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this prospectus, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages, or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and the Company does not know nor is it aware of any legal proceedings threatened or contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted any matters to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this annual report on Form 10-KSB.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

    The Company's Common Stock is not trading on any stock exchange. The Company is not aware of any market activity in its stock since its inception and through the date of this filing.

Holders

As of the date of this report, there is one holder of record of 1,500,000 shares of the Company’s common stock.  The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Dividend Policy

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

This following is a description of the Company’s recent sales of unregistered securities during the period covered by this annual report on Form 10-KSB:

On November 13, 2007, the Company issued 1,500,000 shares of common stock to AFH Holding and Advisory, LLC, a Nevada limited liability company (“AFH Advisory”) for an aggregate purchase price of $12,500.  AFH Advisory is an “accredited investor” as defined under Rule 144 of the Securities Act.  The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities. AFH Advisory took its securities for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

On April 16, 2007, in connection with the Company's organization, the Company issued 5,000,000 shares of restricted common stock to Ms. Lauren Scott in exchange for $5,000 in cash which used to pay for the Company’s state incorporation fees, accounting fees and annual resident agent fee in Delaware. The Company relied upon the exemption from registration as set forth in Section 4 (2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities. Ms. Scott is a sophisticated person (former officer and director) who had superior access to all corporate and financial information. Ms. Scott represented her intention to acquire the securities for investment only and not with a view toward distribution. In addition, there was no general solicitation or advertising for the acquisition of these securities.  Ms. Scott’s shares were redeemed by the Company on November 13, 2007 for $12,500.

The Company has never utilized an underwriter for an offering of the Company's securities, and there were no underwriting discounts or commissions involved in the transactions described above.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to December 31, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Liquidity and Capital Resources

At December 31, 2007, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

The Company and/or sole stockholder will supervise the search for target companies as potential candidates for a business combination. The Company and/or sole stockholder may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and/or sole stockholder may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.  FINANCIAL STATEMENTS

See "Index to Financial Statements" beginning on page F-1 below for our financial statements included in this annual report on Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2007. Based on that evaluation, the principal executive and financial officer concluded that as of December 31, 2007, our disclosure controls and procedures were effective to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth fiscal quarter of the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information regarding our current director and executive officer:

Name, Address	Position Held	Age	Date First Appointed
Amir F. Heshmatpour 9595 Wilshire Boulevard, Suite 900 Beverly Hills, California 90212	President, Secretary and Director	41	October 10, 2007

Business Experience

The following is a brief account of the education and business experience of the current director and executive officer during at least the past five years, indicating the person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Amir F. Heshmatpour - President, Secretary and Director

Mr. Heshmatpour’s principal business occupation for the last five years has been as a private investor.  From 1994 until the end of 2002, he also served as Chairman and Chief Executive Officer of Metrophone Telecommunications, Inc.  Mr. Heshmatpour also serves as President and Secretary of each of AFH Holding I, Inc., AFH Holding III, Inc., AFH Holding IV, Inc., AFH Holding V, Inc., AFH Holding VI, Inc., AFH Holding VII, Inc., AFH Acquisition III, Inc., AFH Acquisition IV Inc., AFH Acquisition V Inc., AFH Acquisition VI, Inc., AFH Acquisition VII, Inc., AFH Acquisition VIII, Inc., AFH Acquisition IX, Inc., AFH Acquisition X, Inc., AFH Acquisition XI, Inc., and AFH Acquisition XII, Inc., which positions he was elected to in 2007.  Mr. Heshmatpour is a director of each of AFH Holding I, Inc., AFH Holding III, Inc., AFH Holding IV, Inc., AFH Holding V, Inc., AFH Holding VI, Inc., AFH Holding VII, Inc., AFH Acquisition III, Inc., AFH Acquisition IV Inc., AFH Acquisition V Inc., AFH Acquisition VI, Inc., AFH Acquisition VII, Inc., AFH Acquisition VIII, Inc., AFH Acquisition IX, Inc., AFH Acquisition X, Inc., AFH Acquisition XI, Inc., and AFH Acquisition XII, Inc.

Significant Employees

As of the date of this annual report on Form 10-KSB, the Company does not have any significant employees.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons, or any proposed directors, has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

3.
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board of Directors: Nominating Procedures

There are have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Board of Directors: Audit Committee and Financial Expert

Our Board of Directors does not have a separate audit committee. The board has determined that it does not have a member of the board that qualifies as an “audit committee financial expert”, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

 We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. However, we are considering appointing an independent qualified financial expert to our board of directors in order to strengthen and improve its internal disclosure controls and procedures.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. The SEC has established specific due dates for these reports have been established.  During the fiscal year ended December 31, 2007, based solely on our review of the copies of such reports filed with the SEC and written representations to us that no other reports were required, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis except the initial Form 3 filed by Lauren Scott on September 6, 2007 to report her beneficial ownership of the Company’s securities and her position as a director, officer and 10% shareholder.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have not adopted such a code of ethics because all of management's efforts have been directed to building the business of the Company. The board of directors may adopt a code of ethics at a later date.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation and Director Compensation

The Company's sole officer and director does not receive any compensation for his services rendered to the Company, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. The Company's sole officer and director intends to devote no more than a few hours a week to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

There are no employment agreements or arrangements, whether written or unwritten, with our officer and director. No retirement, pension, profit sharing, defined contribution stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Potential payments upon termination or change-in-control.

We currently have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our officer/director at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of our officer/director, or a change in control of the Company or a change in the officer/director's responsibilities, with respect to our officer/director.

Outstanding Equity Awards

There are no outstanding equity awards at fiscal year-ended December 31, 2007.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of our common shares owned beneficially as of March 31, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our company's voting securities; (ii) each of our directors and named executive officers; and (iii) our officers and directors as a group.  Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class
AFH Holding and Advisory, LLC(2) 9595 Wilshire Boulevard, Suite 900 Beverly Hills, California 90212	1,500,000	100%
Amir F. Heshmatpour(3) 9595 Wilshire Boulevard, Suite 900 Beverly Hills, California 90212	1,500,000(4)	100%
All Officers, Directors and persons owning more than 5% as a Group	1,500,000	100%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Mr. Heshmatpour, the Managing Member of AFH Advisory, has investment and voting control over the shares owned by AFH Advisory, and therefore may be deemed to be a beneficial owner thereof.

(3)	Mr. Heshmatpour is the Company’s President, Secretary and sole director.

(4)
Represents shares of the Company’s common stock owned by AFH Advisory.  As Managing Member of AFH Advisory, Mr. Heshmatpour may be deemed the beneficial owner of these shares of the Company’s common stock.

Securities Authorized for Issuance Under Equity Compensation Plans or Individual Compensation Arrangements

As of December 31, 2007, there are no compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On November 13, 2007, the Company entered into a Stock Redemption Agreement (the “Stock Redemption Agreement”) with Ms. Lauren Scott, who at the time was the Company’s sole shareholder and a member of its Board of Directors, whereby the Company agreed to redeem and Ms. Scott agreed to sell 5,000,000 shares of the Company’s common stock (the “Redeemed Shares”) held by Ms. Scott, which constituted 100% of the total outstanding shares of the common stock of the Company, in consideration for $12,500 (the “Stock Redemption”).

Concurrently with the Stock Redemption, on November 13, 2007, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with AFH Advisory, whereby the Company agreed to sell and AFH Advisory agreed to buy 1,500,000 shares of the Company’s common stock for an aggregate purchase price equal to $12,500 (the “Purchase Price”).  Under the Stock Purchase Agreement, AFH Advisory became the sole shareholder of the Company and holds 100% of the Company’s voting securities.  AFH Advisory’s source of funds for the Purchase Price was its working capital.

As part of the transactions described above, the following changes to the Company’s directors and officers occurred:

•	Lauren Scott resigned as the Company’s President and Secretary effective October 10, 2007 and resigned as a member of the Company’s board of directors effective November 13, 2007.

•	Amir F. Heshmatpour became the Company’s President, Secretary and a member of the Company’s board of directors effective October 10, 2007.

Upon the resignation of Ms. Scott as a member of the Company’s board of directors on November 13, 2007, Mr. Heshmatpour is now the Company’s sole director.

Other than the transactions under the Stock Redemption Agreement and the Stock Purchase Agreement, there are no transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last three competed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

We do not believe that our current director is considered “independent” as the term is used in Item 407(a)(1) of Regulation S-B under the Exchange Act and as defined under Rule 4200(a)(15) of the National Association of Securities Dealers listing standards. However, we are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our board of directors include "independent" directors.

ITEM 13.  EXHIBITS

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 16, 2007 (1)

3.2	By-Laws (1)

10.1	Stock Redemption Agreement dated November 13, 2007 by and between AFH Holding II, Inc., a Delaware Corporation, and Lauren Scott (2)

10.2	Stock Purchase Agreement dated November 13, 2007 by and between AFH Holding II, Inc., a Delaware corporation, and AFH Holding and Advisory, LLC, a Nevada limited liability company (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 *

* Filed Herewith

(1) Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 13, 2007, and incorporated herein by this reference.

(2) Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 20, 2007, and incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Rotenberg & Co., LLP has served as our independent registered public accounting firm since our inception on April 16, 2007. The following table shows the fees that were billed for the audit and other services provided by this firm for the 2007 fiscal years:

Fiscal 2007
Audit Fees	$3,771
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total	$3,771

 Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

 Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

 Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

 All Other Fees -- This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures -- Prior to engaging its accountants to perform particular services, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedure.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AFH Holding II, Inc.
Beverly Hills, California

We have audited the accompanying balance sheet of AFH Holding II, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, changes in stockholder’s equity, and cash flows for the period from inception, April 16, 2007, through December 31, 2007. AFH Holding II, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Holding II, Inc. (A Development Stage Company) as of December 31, 2007 and the results of its operations and its cash flows for the period from inception, April 16, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., llp

Rochester, New York
  April 1, 2008

AFH HOLDING II, INC.
(A Development Stage Company)
Balance Sheet
December 31, 2007

December 31, 2007

ASSETS

Total assets	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Commitment and contingencies	$-

Stockholder's equity	-
Preferred stock, $.001 par value,
authorized 20,000,000 shares, none issued
Common stock, $.001 par value,
authorized 100,000,000 shares,	5,000
5,000,000 issued and 1,500,000 outstanding
Additional paid in capital	11,021
Treasury stock, at cost (3,500,000 at $.0025)	(8750)
Deficit accumulated during the development stage	(7271)

Total stockholder's equity

Total liabilities and stockholder's equity	-

$-

The accompanying notes are an integral part of these financial statements.

AFH HOLDING II, INC.
(A Development Stage Company)
Statements of Operations

Period from
April 16, 2007
(Inception)
Through
December 31, 2007

Net Sales	$-

Cost of Sales	-

Gross Profit	-

General and Administrative Expenses	(7271

Net (Loss)	$(7271

Basic and Diluted (Loss) Per Share	(0.00)

Basic and Diluted
WWeighted Average Number of Common Shares Outstanding	4,340,385

The accompanying notes are an integral part of these financial statements.

AFH HOLDING II, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
For the Period April 16, 2007 (Inception) through December 31, 2007

						Total
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury	Deficit accumulated
Issuance of Common Stock
Balance April 16, 2007	0	0	0		0	0
Shares issued in Lieu of expenses paid	5,000,000	$5000	$0		$0	$5,000

Net Loss					(7271)	(7271)
Contributed Capital for Services			2271			2271
Purchase of Treasury shares				(12,500)		(12500)
Sale of Treasury shares			8750	3750		12500
Balance at December 31, 2007	5,000,000	5000	11,021	(8750)	(7271)	0

AFH HOLDING II, INC.
(A Development Stage Company)
Statements of Cash Flows

Period from
April 16, 2007
(Inception)
Through
December 31, 2007
Cash Flows from Operating Activities

Net (loss)	$(7271)

Contributed Capital For Services	2271

Shares issued in lieu of expenses paid	5000

Cash flows used in operating activities	-0-

Net increase in cash	-

Cash, beginning of period	-

Cash, end of period	-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-
Income taxes

The accompanying notes are an integral part of these financial statements.

AFH HOLDING II, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

Note 1 - Development Stage Company:

AFH HOLDING II, INC., a development stage company (the “Company”), was incorporated in the State of Delaware on April 16, 2007.  The Company is 100% owned by AFH Holding and Advisory, LLC.  The financial statements presented represent only those transactions of AFH Holding II, Inc.

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

Note 2 - Summary of Significant Accounting Policies:

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States. Significant accounting policies follow:

Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes: The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Loss per Common Share: Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period. The Company does not have any potentially dilutive instruments.

Fair Value of Financial Instruments: The carrying value of current assets and liabilities approximate fair value due to their short term nature.

New Accounting Pronouncements:

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2007.  Adoption of FIN 48 did not have a significant effect on the Company’s financial statements.

AFH HOLDING II, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

Note 2 - Summary of Significant Accounting Policies (Cont’d):

New Accounting Pronouncements (Cont’d):

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company presently does not expect the adoption of FAS 157 to have an effect on its financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company presently does not expect the adoption of FAS 159 to have an effect on its financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R (“FAS 141R”), Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase. FAS 141R is effective for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company presently does not expect the adoption of FAS 141R to have an effect on its financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 (“FAS 160”), Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company presently does not expect the adoption of FAS 160 to have an effect on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

AFH HOLDING II, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

Note 3 - Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has had no revenue and has incurred accumulated net losses from April 16, 2007 (inception) through the period ended December 31, 2007 of $7271. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities

Note 4 - Equity Securities:

Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholder’s meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Note 5 - Income Taxes:

No current provision or benefit for federal income taxes has been recorded for the period from inception, April 16, 2007, through December 31, 2007 as the Company has no taxable income or loss.

Note 6 - Related Party Transactions:

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2008.

AFH HOLDING II, INC.

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Amir F. Heshmatpour	Director, President, Secretary, Chief Financial Officer	April 2, 2008
Amir F. Heshmatpour