Form 10-Q
period 2008-03-31
AFH HOLDING II, INC.
filed 2008-05-16
CIK 1402212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52685

AFH Holding II, Inc.
(Name of registrant in its charter)

Delaware	26-1364883
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

9595 Wilshire Blvd.
Suite 900
Beverly Hills, CA 90212
 (Address of principal executive offices)

Issuer’s telephone number:                                                (310) 300-3431
Issuer’s facsimile number:                                                  (310) 300-3412

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 7, 2008: 1,500,000 shares of common stock.

Item 1.                      Financial Statements.

AFH HOLDING II, INC.

FINANCIAL STATEMENTS
(Unaudited)

March 31, 2008

AFH HOLDING II, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Page

Financial Statements:

Balance Sheet	F−1

Statements of Operations	F−2

Statements of Stockholders’ Equity	F−3

Statements of Cash Flows	F−4

Notes to Financial Statements	F-5 - F-6

AFH HOLDING II, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED BALANCE SHEET
MARCH 31, 2008
(Unaudited)

March 31, 2008
(Unaudited)

ASSETS

Total assets	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY

Commitment and contingencies	$–

Stockholders’ equity:

Preferred stock, $.001 par value,
authorized 20,000,000 shares, none issued	–

Common stock, $.001 par value,
authorized 100,000,000 shares,
5,000,000 issued and 1,500,000 outstanding	5,000

Additional paid in capital	11,021
Treasury stock, at cost (3,500,000 at $.0025)	(8,750)
Deficit accumulated during the development stage	(7271)

Total stockholders’ equity	–

Total liabilities and stockholders’ equity	–

$–

The accompanying notes are an integral part of these financial statements

AFH HOLDING II, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF OPERATIONS
(Unaudited)

Income	For the three months ended March 31, 2008	For the period 16-Apr-07 (Inception) through March 31, 2008

Revenue	$--	$--
Expenses	$--	$--
General and Administrative	$--	$(7271)
Total Expenses	$--	$(7271)

Net loss per share (basic and diluted)	$(.00)	$(.00)
Weighted average shares outstanding (basic and diluted)	3,603,989	4,340,385

The accompanying notes are an integral part of these financial statements

AFH HOLDING II, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period from April 16, 2007 (Inception) to March 31, 2008
(Unaudited)

						Total
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury	Deficit accumulated
Issuance of Common Stock
Balance April 16, 2007	0	0	0		0	0
Shares issued in Lieu of expenses paid	5,000,000	$5000	$0		$0	$5,000
Net Loss					(7271)	(7271)
Contributed Capital for Services			2271			2271
Purchase of Treasury shares	(5,000,000)			(12,500)		(12500)
Sale of Treasury shares	1,500,000		8,750	3,750		12500
Balance at March 31, 2008	1,500,000	5000	11,021	(8,750)	(7271)	0

The accompanying notes are an integral part of these financial statements

AFH HOLDING II, INC.
(a Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2008	For the period April 16, 2007 (Inception) through March 31, 2008

Cash flows from operating activities
Net Loss	–	$(7271)
Shares issued in lieu of expenses paid	–	5000

Contributed Capital For Services	–	2271

Cash flows used in operating activities	–	–

Net increase in cash	–	–

Cash, beginning of period	–	–

Cash, end of period	–	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	–	–
Income taxes	–	–

The accompanying notes are an integral part of these financial statements

AFH HOLDING II, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

AFH HOLDING II, INC., a development stage company (the “Company”), was incorporated in the State of Delaware on April 16, 2007. The Company is 100% owned by AFH Holding and Advisory, LLC. The financial statements presented represent only those transactions of AFH Holding II, Inc. The Company is looking to acquire an existing company or acquire the technology to begin operations.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company is not conducting negotiations with any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2008, the results of its operations for the three months ended March 31, 2008, and from the date of inception (April 16, 2007) through March 31, 2008, and cash flows from the date of inception (April 16, 2007) through March 31, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year’s operation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States. Significant accounting policies follow:

New Accounting Pronouncements:

Management does not believe any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has had no revenue and has incurred accumulated net losses from April 16, 2007 (inception) through the period ended March 31, 2008 of $7,271. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities

NOTE 4 - SHAREHOLDERS’ EQUITY

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. As of the date of this report, the Company is not conducting negotiations with any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to March 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At March 31, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 4. Controls and Procedures.

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of March 31, 2008. Based on that evaluation, the principal executive and financial officer concluded that as of March 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

None.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits.

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 16, 2007 (1)

3.2	By-Laws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002*

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002*

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 13, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AFH Holding II, Inc. (Registrant)

Dated: May 15, 2008	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President