Form 10-Q
period 2009-03-31
AFH HOLDING II, INC.
filed 2009-05-15
CIK 1402212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 6, 2009: 1,500,000 shares of common stock.

Item 1.	Financial Statements.

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
MARCH 31, 2009

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	1

Balance Sheets at March 31, 2009 (Unaudited) and December 31, 2008	2

Statement of Changes in Stockholder’s Deficit for the Period
from Date of Inception (April 16, 2007) through March 31, 2009 (Unaudited)	3

Statements of Operations for the Three Months Ended March 31, 2009
and 2008 and for the Period from Date of Inception (April 16, 2007)
through March 31, 2009 (Unaudited)	4

Statements of Cash Flows for the Three Months Ended March 31, 2009
and 2008 and for the Period from Date of Inception (April 16, 2007)
through March 31, 2009 (Unaudited)	5

Notes to Financial Statements	6-8

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2009	2008

ASSETS	$—	$—

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accrued Expenses	$2,250	$1,000
Due to Parent	1,750	1,750

Total Liabilities	4,000	2,750

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and 1,500,000 Outstanding	5,000	5,000
Additional Paid-In-Capital	11,021	11,021
Deficit Accumulated During Development Stage	(11,271)	(10,021)
Treasury Stock - 3,500,000 Shares at Cost, $.0025	(8,750)	(8,750)

Total Stockholder's Deficit	(4,000)	(2,750)

Total Liabilities and Stockholder's Deficit	$—	$—

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH MARCH 31, 2009 - UNAUDITED

				Deficit
				Accumulated
	Common Stock		Additional	During		Total
	Number		Paid-In	Development	Treasury	Stockholder's
	of Shares	Value	Capital	Stage	Stock	Deficit

Balance - April 16, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	—	5,000

Contributed Capital for Services	—	—	2,271	—	—	2,271

Purchase of Treasury Stock	—	—	—	—	(12,500)	(12,500)

Sale of Treasury Stock	—	—	8,750	—	3,750	12,500

Net Loss	—	—	—	(10,021)	—	(10,021)

Balance - December 31, 2008	5,000,000	5,000	11,021	(10,021)	(8,750)	(2,750)

Net Loss	—	—	—	(1,250)	—	(1,250)

Balance - March 31, 2009	5,000,000	$5,000	$11,021	$(11,271)	$(8,750)	$(4,000)

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS - UNAUDITED

			Period From
			Date of Inception
	For the Three Months Ended		(April 16, 2007)
	March 31,		Through
	2009	2008	March 31, 2009

Revenues	$—	$—	$—

Expenses
General and Administrative	1,250	—	11,271

Total Expenses	$1,250	$—	$11,271

Net Loss	$(1,250)	$—	$(11,271)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	1,500,000	1,500,000	2,531,425

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Three Months Ended		(April 16, 2007)
	March 31,		Through
	2009	2008	March 31, 2009

Cash Flows from Operating Activities

Net Loss	$(1,250)	$—	$(11,271)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,271

Changes in Assets and Liabilities:
Accrued Expenses	1,250	—	2,250

Net Cash Flows from Operating Activities	—	—	(1,750)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	—	—	1,750

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of Treasury Stock	—	—	(12,500)
Sale of Treasury Stock	—	—	12,500

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

The condensed financial statements of AFH Holding II, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s registration statement on Form 10-SB, and other reports filed with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.  The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.  Certain information that is not required for interim financial reporting purposes has been omitted.

Note B -    Summary of Significant Accounting Policies

Method of Accounting
The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

- continued -

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

Financial Instruments
The Company’s financial instruments consist of accrued expenses and due to parent. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

- continued -

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

Note C -   Equity Securities
Holders of shares of common stock are entitled to cast one vote for each common share held at all stockholder’s meetings for all purposes, including the election of directors.  The common stock does not have cumulative voting rights.

The preferred stock of the Company may be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock or any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Note D -     Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $11,271 at March 31, 2009.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E -      Due to Parent
Due to parent represents cash advances from AFH Holding & Advisory LLC. AFH Holding & Advisory LLC is the sole stockholder of the Company. There are no repayment terms.

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

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to March 31, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At March 31, 2009, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3.	Quantitative and qualitative Disclosures About Market Risk
Not applicable.

Item 4.	Controls and Procedures

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of March 31, 2009. Based on that evaluation, the principal executive and financial officer concluded that as of March 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

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

Dated: May 15, 2009
/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President