Form 10-Q
period 2009-06-30
AFH HOLDING II, INC.
filed 2009-08-14
CIK 1402212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52685

AFH HOLDING II, INC.
(Name of registrtant in its charter)

Delaware	26-1364883
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

9595 Wilshire Blvd.
Suite 700
Beverly Hills, CA 90212
(Address of principal executive offices)

Issuer’s telephone number:	(310) 300-3431

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
☒ Yes ☐ No

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
☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2009: 1,500,000 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
JUNE 30, 2009

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at June 30, 2009 (Unaudited) and December 31, 2008	F-1

Statement of Changes in Stockholders’ Deficit for the Period from Date of Inception (April 16, 2007) through June 30, 2009 (Unaudited)	F-2

Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008 and for the Period from Date of Inception (April 16, 2007) through June 30, 2009 (Unaudited)	F-3

Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 and for the Period from Date of Inception (April 16, 2007) through June 30, 2009 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-7

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2009	2008

ASSETS	$—	$—

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accrued Expenses	$2,750	$1,000
Due to Parent	1,750	1,750

Total Liabilities	4,500	2,750

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and 1,500,00 Outstanding	5,000	5,000
Additional Paid-In-Capital	11,021	11,021
Deficit Accumulated During Development Stage	(11,771)	(10,021)
Treasury Stock - 3,500,000 Shares at Cost, $.0025	(8,750)	(8,750)

Total Stockholder's Deficit	(4,500)	(2,750)

Total Liabilities and Stockholder's Deficit	$—	$—

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH JUNE 30, 2009 - UNAUDITED

				Deficit
				Accumulated
	Common Stock		Additional	During		Total
	Number		Paid-In	Development	Treasury	Stockholder's
	of Shares	Value	Capital	Stage	Stock	Deficit

Balance - April 16, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	—	5,000

Contributed Capital for Services	—	—	2,271	—	—	2,271

Purchase of Treasury Stock	—	—	—	—	(12,500)	(12,500)

Sale of Treasury Stock	—	—	8,750	—	3,750	12,500

Net Loss	—	—	—	(10,021)	—	(10,021)

Balance - December 31, 2008	5,000,000	5,000	11,021	(10,021)	(8,750)	(2,750)

Net Loss	—	—	—	(1,750)	—	(1,750)

Balance - June 30, 2009	5,000,000	$5,000	$11,021	$(11,771)	$(8,750)	$(4,500)

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Six Months Ended		For the Three Months Ended		(April 16, 2007)
	June 30,		June 30,		Through
	2009	2008	2009	2008	June 30, 2009

Revenues	$—	$—	$—	$—	$—

Expenses
General and Administrative	1,750	—	500	—	11,771

Total Expenses	$1,750	$—	$500	$—	$11,771

Net Loss	$(1,750)	$—	$(500)	$—	$(11,771)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	1,500,000	1,500,000	1,500,000	1,500,000	2,413,043

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Six Months Ended		(April 16, 2007)
	June 30,		Through
	2009	2008	June 30, 2009

Cash Flows from Operating Activities

Net Loss	$(1,750)	$—	$(11,771)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,271

Changes in Assets and Liabilities:
Accrued Expenses	1,750	—	2,750

Net Cash Flows from Operating Activities	—	—	(1,750)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	—	—	1,750

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note A	The Company
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

The condensed financial statements of AFH Holding II, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s registration statement on Form 10-KSB, and other reports filed with the SEC.

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

Note B	Summary of Significant Accounting Policies
Method of Accounting
The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

- continued -

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note B	Summary of Significant Accounting Policies – continued
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

- continued -

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note B	Summary of Significant Accounting Policies – continued
Recent Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

Note C	Equity Securities
Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholder's meetings for all purposes, including the election of directors.  The common stock does not have cumulative voting rights.

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

Note D	Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $11,771 at June 30, 2009.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E	Due to Parent
Due to parent represents cash advances from AFH Holding & Advisory LLC.  AFH Holding & Advisory LLC is the sole shareholder of the Company. There are no repayment terms.

Note F	Subsequent Events
Subsequent events were evaluated through August 14, 2009, the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to June 30, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At June 30, 2009, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Not applicable.

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of June 30, 2009. Based on that evaluation, the principal executive and financial officer concluded that as of June 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T.	Controls and Procedures

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of both our Principal Executive Officer and Principal Financial Officer. While this control deficiency did not result in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 16, 2007 (1)

3.2	By-Laws (1)

10.1	Stock Redemption Agreement dated November 13, 2007 by and between AFH Holding II, Inc., a Delaware Corporation, and Lauren Scott (2)

10.2	Stock Purchase Agreement dated November 13, 2007 by and between AFH Holding II, Inc., a Delaware corporation, and AFH Holding and Advisory, LLC, a Nevada limited liability company (2)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002*

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

Dated: August 14, 2009

AFH HOLDING II, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President