Form 10-Q
period 2009-09-30
AFH HOLDING II, INC.
filed 2009-11-12
CIK 1402212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52685

AFH HOLDING II, INC.
(Name of registrtant in its charter)

Delaware	26-1364883
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

9595 Wilshire Blvd.
Suite 700
Beverly Hills, CA 90212
(Address of principal executive offices)

Issuer’s telephone number:	(310) 492-9898

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2009: 1,500,000 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2009

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at September 30, 2009 (Unaudited) and December 31, 2008	F-1

Statement of Changes in Stockholders’ Deficit for the Period from Date of Inception (April 16, 2007) through September 30, 2009 (Unaudited)	F-2

Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 and for the Period from Date of Inception (April 16, 2007) through September 30, 2009 (Unaudited)	F-3

Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 and for the Period from Date of Inception (April 16, 2007) through September 30, 2009 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-7

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

	BALANCE SHEETS

		(Unaudited) September 30,	December 31,
		2009	2008

	ASSETS	$—	$—

	LIABILITIES AND STOCKHOLDER'S DEFICIT

	Liabilities
	Accrued Expenses	$3,465	$1,000
	Due to Parent	1,750	1,750

	Total Liabilities	5,215	2,750

	Stockholder's Deficit
Preferred Stock:	$.001 Par; 20,000,000 Shares Authorized,
	-0- Issued and Outstanding	—	—
Common Stock:	$.001 Par; 100,000,000 Shares Authorized;
	5,000,000 Issued and 1,500,000 Outstanding	5,000	5,000
	Additional Paid-In-Capital	11,021	11,021
	Deficit Accumulated During Development Stage	(12,486)	(10,021)
	Treasury Stock - 3,500,000 Shares at Cost, $.0025	(8,750)	(8,750)

	Total Stockholder's Deficit	(5,215)	(2,750)

	Total Liabilities and Stockholder's Deficit	$—	$—

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM DATE OF INCEPTION (APRIL 16, 2007) THROUGH SEPTEMBER 30, 2009 - UNAUDITED

				Deficit
				Accumulated
	Common Stock		Additional	During		Total
	Number		Paid-In	Development	Treasury	Stockholder's
	of Shares	Value	Capital	Stage	Stock	Deficit

Balance - April 16, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	—	5,000

Contributed Capital for Services	—	—	2,271	—	—	2,271

Purchase of Treasury Stock	—	—	—	—	(12,500)	(12,500)

Sale of Treasury Stock	—	—	8,750	—	3,750	12,500

Net Loss	—	—	—	(7,271)	—	(7,271)

Balance - December 31, 2007	5,000,000	5,000	11,021	(7,271)	(8,750)	—

Net Loss	—	—	—	(2,750)	—	(2,750)

Balance - December 31, 2008	5,000,000	5,000	11,021	(10,021)	(8,750)	(2,750)

Net Loss	—	—	—	(2,465)	—	(2,465)

Balance - September 30, 2009	5,000,000	$5,000	$11,021	$(12,486)	$(8,750)	$(5,215)

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Nine Months Ended		For the Three Months Ended		(April 16, 2007)
	September 30,		September 30,		Through
	2009	2008	2009	2008	September 30, 2009

Revenues	$—	$—	$—	$—	$—

Expenses
General and Administrative	2,375	—	625	—	12,396
Interest	15	—	15	—	15

Total Expenses	$2,390	$—	$640	$—	$12,411

Net Loss for the Period Before Taxes	$(2,390)	$—	$(640)	$—	$(12,411)

Franchise Tax	$75	$—	$75	$—	$75

Net Loss for the Period After Taxes	$(2,465)	$—	$(715)	$—	$(12,486)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	1,500,000	1,500,000	1,500,000	1,500,000	2,413,043

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Nine Months Ended		(April 16, 2007)
	September 30,		Through
	2009	2008	September 30, 2009

Cash Flows from Operating Activities

Net Loss	$(2,465)	$—	$(12,486)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,271

Changes in Assets and Liabilities:
Accrued Expenses	2,465	—	3,465

Net Cash Flows from Operating Activities	—	—	(1,750)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	—	—	1,750

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note A
The Company
AFH Holding II, Inc., a development stage company (the “Company”), was incorporated under the laws of the State of Delaware on April 16, 2007.  The Company is majority owned by AFH Holding & Advisory, LLC.  The financial statements presented represent only those transactions of AFH Holding II, Inc.  The Company is looking to acquire an existing company or acquire the technology to begin operations.

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

The condensed financial statements of AFH Holding II, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s registration statement on Form 10-K, and other reports filed with the SEC.

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
The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services.  The Company prepares its financial statements in accordance with the requirements of FASB ASC 915 (prior authoritative literature, FAS No. 7 “Accounting and Reporting by Development Stage Enterprises”).

Loss Per Common Share
Loss per common share is computed in accordance with FASB ASC 260-10 (prior authoritative literature, FAS No. 128 “Earnings Per Share”) by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for each period.  Diluted earnings per share includes the dilutive effect of any stock options or warrants, if any.

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

Income Taxes
The Company accounts for income taxes in accordance with FASB ASC 740 (prior authoritative literature, FAS No. 109, “Accounting for Income Taxes”) using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

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

Note D
Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $12,486 at September 30, 2009.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E	Due to Parent Due to parent represents cash advances from AFH Holding & Advisory LLC. AFH Holding & Advisory LLC is the majority shareholder of the Company. There are no repayment terms.

Note F	Subsequent Events Subsequent events were evaluated through November 12, 2009, the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to September 30, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At September 30, 2009, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3.	Quantitative and qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of September 30, 2009. Based on that evaluation, the principal executive and financial officer concluded that as of September 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

On August 1, 2009, AFH Holding & Advisory, the parent of Company, hired a Controller (who is also a CPA) to oversee the Company and AFH Holding’s other shell subsidiaries.  The Controller’s duties include reconciling banking statements and records, journal entries, overall accounting for the Company, preparation of the Company’s interim financial statements and assisting the Company’s independent auditors with their year audit of the Company’s financial statements.  The Controller’s work is overseen by Mr. Amir F. Heshmatpour, President, Secretary and Sole Director of the Company and the Principal Executive Officer and Principal Financial Officer of the Company. Prior to AFH Holding and Advisory hiring the Controller, there were no segregation of duties.

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

Dated: November 12, 2009

AFH HOLDING II, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President