Form 10-Q
period 2010-03-31
AFH HOLDING II, INC.
filed 2010-05-12
CIK 1402212

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2010: 1,500,000 shares of common stock.

PART I – FINANCIAL INFORMATION

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
MARCH 31, 2010

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

	BALANCE SHEETS

		(Unaudited)
		March 31,	December 31,
		2010	2009

	ASSETS	$—	$—

	LIABILITIES AND STOCKHOLDERS' DEFICIT

	Liabilities
	Accrued Expenses	$1,331	$4,733
	Due to Parent	6,608	1,750

	Total Liabilities	7,939	6,483

	Stockholders' Deficit
Preferred Stock:	$.001 Par; 20,000,000 Shares Authorized,
	-0- Issued and Outstanding	—	—
Common Stock:	$.001 Par; 100,000,000 Shares Authorized;
	5,000,000 Issued and 1,500,000 Outstanding	5,000	5,000
	Additional Paid-In-Capital	11,021	11,021
	Deficit Accumulated During Development Stage	(15,210)	(13,754)
	Treasury Stock - 3,500,000 Shares at Cost, $.0025	(8,750)	(8,750)

	Total Stockholders' Deficit	(7,939)	(6,483)

	Total Liabilities and Stockholders' Deficit	$—	$—

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH MARCH 31, 2010 (UNAUDITED)

				Deficit
				Accumulated
	Common Stock		Additional	During		Total
	Number		Paid-In	Development	Treasury	Stockholder's
	of Shares	Value	Capital	Stage	Stock	Deficit

Balance - April 16, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	—	5,000

Contributed Capital for Services	—	—	2,271	—	—	2,271

Purchase of Treasury Stock	—	—	—	—	(12,500)	(12,500)

Sale of Treasury Stock	—	—	8,750	—	3,750	12,500

Net Loss	—	—	—	(7,271)	—	(7,271)

Balance - December 31, 2007	5,000,000	5,000	11,021	(7,271)	(8,750)	—

Net Loss	—	—	—	(2,750)	—	(2,750)

Balance - December 31, 2008	5,000,000	5,000	11,021	(10,021)	(8,750)	(2,750)

Net Loss	—	—	—	(3,733)	—	(3,733)

Balance - December 31, 2009	5,000,000	5,000	11,021	(13,754)	(8,750)	(6,483)

Net Loss	—	—	—	(1,456)	—	(1,456)

Balance - March 31, 2010	5,000,000	$5,000	$11,021	$(15,210)	$(8,750)	$(7,939)

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS (UNAUDITED)

			Period From
			Date of Inception
	For the Three Months Ended		(April 16, 2007)
	March 31,		Through
	2010	2009	March 31, 2010

Revenues	$—	$—	$—

Expenses
General and Administrative	1,331	1,250	14,995
Interest	—	—	15

Total Expenses	1,331	1,250	15,010

Net Loss for the Period Before Taxes	(1,331)	(1,250)	(15,010)

Franchise Tax	125	—	200

Net Loss for the Period After Taxes	$(1,456)	$(1,250)	$(15,210)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	1,500,000	1,500,000	2,181,186

AFH HOLDING II, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period From
			Date of Inception
	For the Three Months Ended		(April 16, 2007)
	March 31,		Through
	2010	2009	March 31, 2010

Cash Flows from Operating Activities

Net Loss	$(1,456)	$(1,250)	$(15,210)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,271

Changes in Assets and Liabilities:
Accrued Expenses	(3,402)	1,250	1,331

Net Cash Flows from Operating Activities	(4,858)	—	(6,608)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	4,858	—	6,608

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

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

As a blank check company, the Company’s business is to pursue a business combinationthrough acquisition, or merger with, an existing company. Subsequent to March 31, 2010, the Company entered into a binding letter of intent with a target company. See Note F for additional details.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $15,210 at March 31, 2010.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E -	Due to Parent
Due to parent represents cash advances from AFH Holding & Advisory LLC. AFH Holding & Advisory LLC is related to the Company through common ownership. There are no repayment terms.

Note F -	Subsequent Events

On April 1, 2010, the Company’s sole shareholder, AFH Holding & Advisory, LLC, entered into a non-binding letter of intent with an operating company with respect to a potential business combination pursuant to a merger, share exchange or otherwise agreed to transaction.  This transaction contemplates AFH Holding & Advisory will retain 10% of the combined entities resulting in a change in control and receive a cash fee of $250,000.  As this transaction has not been finalized, we do not know what its ultimate impact, nor the ultimate impact of the Company’s intentions, will be on our financial statements or our ability to continue as a going concern.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

On April 1, 2010, the Company’s sole shareholder, AFH Holding & Advisory, LLC, entered into a non-binding letter of intent with an operating company with respect to a potential business combination pursuant to a merger, share exchange or otherwise agreed to transaction.  This transaction contemplates AFH Holding & Advisory will retain 10% of the combined entities resulting in a change in control and receive a cash fee of $250,000.  As this transaction has not been finalized, we do not know what its ultimate impact, nor the ultimate impact of the Company’s intentions, will be on our financial statements or our ability to continue as a going concern.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to March 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At March 31, 2010, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

On April 1, 2010, the Company’s sole shareholder, AFH Holding & Advisory, LLC, entered into a non-binding letter of intent with an operating company with respect to a potential business combination pursuant to a merger, share exchange or otherwise agreed to transaction.  This transaction contemplates AFH Holding & Advisory will retain 10% of the combined entities resulting in a change in control and receive a cash fee of $250,000.  As this transaction has not been finalized, we do not know what its ultimate impact, nor the ultimate impact of the Company’s intentions, will be on our financial statements or our ability to continue as a going concern.

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

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of March 31, 2010. Based on that evaluation, the principal executive and financial officer concluded that as of March 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the quarter ended March 31, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 16, 2007 (1)

3.2	By-Laws (1)

10.1	Stock Redemption Agreement dated November 13, 2007 by and between AFH Holding II, Inc., a Delaware Corporation, and Lauren Scott (2)

10.2	Stock Purchase Agreement dated November 13, 2007 by and between AFH Holding II, Inc., a Delaware corporation, and AFH Holding and Advisory, LLC, a Nevada limited liability company (2)

31.1	Certification by Chief Executive and Financial Officer pursuant to Sarbanes-Oxley Section 302*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002*

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

Dated: May 12, 2010

AFH HOLDING II, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President