Form 10-Q
period 2010-06-30
FIRST BLUSH BRANDS, INC.
filed 2010-08-23
CIK 1402212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52685

FIRST BLUSH BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-1364883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9595 Wilshire Blvd., Suite 900 Beverly Hills, CA	90212
(Address of principal executive office)	(Zip Code)

(310) 717-8942
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.)   Yes ☐      No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company )

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of August 16, 2010, the Company had outstanding 8,246,000 shares of Common Stock.

TABLE OF CONTENTS
FIRST BLUSH BRANDS, INC.
 FORM 10-Q

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

First Blush Brands, Inc.

(Formerly Known as AFH Holding II, Inc.)

FINANCIAL STATEMENTS

INDEX

First Blush Brands, Inc.
(Formerly Known as AFH Holding II, Inc.)
Balance Sheets

	(Unaudited)
	At June 30,	At December 31,
	2010	2009
Assets
Current assets:
Cash	$24	$-
Accounts receivable	3,468	37,065
Inventory	174,662	293,135
Prepaids & other	551	-
Offering funds held in segregated account	58,838	-
Total current assets	237,543	330,200

Deferred income taxes	35,920	19,534

Intangible assets, net	51,071	55,786

Total assets	$324,534	$405,520

Liabilities & Equity (Deficit)
Current liabilities:
Accounts payable	$565,562	$344,968
Liability for offering funds	58,838	-
Liability due to related party consultant	245,000	-
Promotional liability	27,329	27,194
Other accrued liabilities	256,407	160,557
Notes payable - RHG, current	955,182	927,191
Notes payable related party, current	100,000	100,000
Total current liabilities	2,208,318	1,559,910

Commitments and contingencies

Equity

Preferred stock, par value $0.001, 20,000,000 shares authorized, 0 outstanding at June 30, 2010 and December 31, 2009	-	-

Common stock, par value $0.001, 100,000,000 authorized, 8,000,000 and 7,125,000 outstanding at June 30, 2010 and December 31, 2009, respectively	8,000	7,125
Additional paid in capital	379,902	306,578

Retained loss	(2,271,686)	(1,468,093)
Total equity (deficit)	(1,883,784)	(1,154,390)

Total liabilities and equity (deficit)	$324,534	$405,520

The accompanying notes are an integral part of these financial statements.

First Blush Brands, Inc.
(Formerly Known as AFH Holding II, Inc.)
Statements of Profit and Loss

	Unaudited		Unaudited
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Gross revenue	$2,752	$232,719	$213,998	$369,744
Promotion allowance	(963)	(26,548)	(74,171)	(35,531)
Net revenue	1,789	206,171	139,827	334,213

Cost of goods sold	13,506	120,664	97,768	199,282
Gross profit (loss)	(11,717)	85,507	42,059	134,931

Selling, general and administrative expense	696,829	268,019	757,961	472,651

Abnormal production losses	-	-	-	28,415
Write-off of inventory	28,613	-	28,613	-
Operating loss	(737,159)	(182,512)	(744,515)	(366,135)

Interest expense	39,996	33,311	75,463	60,435
Pre-tax loss	(777,155)	(215,823)	(819,978)	(426,570)

Tax benefit	(15,486)	(3,726)	(16,385)	(8,152)
Net loss	$(761,669)	$(212,097)	$(803,593)	$(418,418)

Basic loss per share	$(0.10)	$(0.02)	$(0.11)	$(0.05)

Diluted loss per share	$(0.10)	$(0.02)	$(0.11)	$(0.05)

The accompanying notes are an integral part of these financial statements.

First Blush Brands, Inc.
(Formerly Known as AFH Holding II, Inc.)
Statements of Cash Flows

	Unaudited
	For the Six Months Ended
	June 30,
	2010	2009
Cash flow used by operating activities:
Cash collected from customers	$162,362	$108,800
Cash paid to suppliers	(70,717)	(111,370)
Cash paid for employees & management services	-	(348,003)
Cash paid for other selling, general & administrative costs	(193,811)	(231,322)
Net cash used by operating activities	(102,166)	(581,895)

Cash flow from financing activities:
Payments on notes payable	(98,594)	-
Proceeds from issuing notes payable	126,585	371,930
Proceeds from the sale of common stock	-	250,000
Proceeds from recapitalization	74,199	-
Net cash from financing activities	102,190	621,930

Increase/(decrease) in cash	24	40,035
Cash at the start of the period	-	874
Cash at the end of the period	$24	$40,909

Reconciliation of net loss to cash used by operating activities:

	Unaudited
	For the Six Months Ended
	June 30,
	2010	2009
Net loss	$(803,593)	$(418,418)
Amortization expense	4,714	4,714
(Increase)/decrease in A/R	33,597	(155,874)
Decrease in inventory	118,473	13,230
Decrease in deposits	-	2
Increase in prepaids	(551)	-
Increase in offering funds held in segregated account	(58,838)	-
Increase in deferred tax asset	(16,385)	(8,952)
Increase/(decrease) in accounts payable & promotional liability	220,729	(26,452)
Increase in liability for offering funds	58,838	-
Increase in liability to consulting banker	245,000	-
Decrease in other accrued	95,850	9,855
Net cash flows used by operating activity	$(102,166)	$(581,895)

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

First Blush Brands, Inc.
(Formerly Known as AFH Holding, Inc.)
Notes to Financial Statements

1. The Company

As used herein, “we” and “our” refers to First Blush, Inc. prior to the Exchange (See note #3 History and Recapitlization) and to First Blush Brands, Inc. and its consolidated subsidiary after the Exchange.  First Blush, Inc. and First Blush Brands, Inc., are each Delaware corporations and are based in Beverly Hills, California.  Currently, we produce and market two product lines:

1.	An all natural, premium grape juice crafted from 100% pure, fine wine grapes. We currently offer four juices: Cabernet, Merlot, Syrah and Chardonnay juice under the name “First Blush.”

2.
An all natural ready-to-drink tea crafted from 50% of our premium grape juice and 50% brewed organic white tea. We currently offer two teas: Cabernet White Tea and Chardonnay White Tea, also under the name “First Blush.”

We flash pasteurize all of our products for safety and product quality.  The result is that our products have a 24-month shelf life.

We sell our products in over 1,500 retail outlets in the United States, primarily through grocery stores.

We purchase all of our grape juice concentrate from third-party suppliers and outsource all production, warehousing and distribution.  As well, we utilize brokers to help us initiate new sales and service existing customers.

2. Basis of Presentation

     We have prepared our accompanying unaudited financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.  For further information, refer to our financial statements and notes thereto included with our Form 8-K filed with the Securities and Exchange Commission on May 13, 2010, as amended.

     Except for the authorized and outstanding capital stock appearing on the balance sheet, the financial statements as of and for the year ended December 31, 2009 are for First Blush, Inc. and have been audited.  The financial statements for the three and six months ended June 30, 2009 are also for First Blush, Inc.  Financial statements post the Exchange represent the consolidated results of First Blush Brands, Inc. and its subsidiary First Blush, Inc.  The information on the balance sheet for the authorized and outstanding capital stock at December 31, 2009 is restated to show the effect of the Exchange as a recapitalization.

3.  History and Recapitalization

First Blush Brands, Inc. (“FBBI”), formerly known as AFH Holding II, Inc. (“AFH”), was incorporated as a Delaware corporation on April 16, 2007 as a development stage company with no assets and no business operations.   AFH was organized to provide a method for a foreign or domestic private company to become a reporting (“public”) company.   FBBI registered its shares of common stock under Section 12(g) of the Exchange Act. FBBI was what is commonly known as a “shell” company.  At the time of the Exchange, AFH Holding and Advisory, LLC was the sole shareholder of FBBI.

On May 12, 2010, FBBI and its sole shareholder entered into a share exchange agreement with First Blush, Inc. and its security holders (the “Exchange Agreement”).  Pursuant to the terms of the Exchange Agreement, each outstanding share of common stock and Series A Preferred Stock of First Blush, Inc. was transferred to FBBI in exchange for shares of the common stock, $0.001 par value per share, of FBBI.  Upon consummation of the Exchange Agreement (the “Exchange” or “reorganization”), First Blush, Inc. became a wholly owned subsidiary of FBBI, and the security holders of First Blush became our shareholders, owning approximately 89.06% of our outstanding common stock.  On June 8, 2010, AFH Holding II, Inc. changed its name to First Blush Brands, Inc.

The Exchange was accounted for as a capital-raising transaction under the guidance of the SEC’s staff’s Accounting Disclosure Rules and Practices, Appendix B.  Under that guidance, a transaction between a private operating company and a non-operating public shell company in which the shell company is the issuer of securities and the operating company is determined to be the accounting enterprise for accounting purposes is accounted for as an issuance of securities by the operating company under capital-raising transaction rather than a business combination.

In January 2007, First Blush business operations were commenced by Victoria Briggs and her husband, Christopher Bagdasarian, through Rose Hill Gardens LLC (“RHG”) which is 100% owned by Ms. Briggs.  On August 1, 2008 First Blush, Inc. was formed as Delaware corporation.

On December 31, 2008 the assets related to First Blush were transferred from RHG to First Blush, Inc.  In exchange First Blush, Inc. issued a promissory note to RHG for $828,698.  RHG also extended to us the option to borrow additional funds up to a combined aggregate borrowing of $1,000,000.   The promissory note accrues annual interest at 12%.

The transfer of the assets by RHG into First Blush, Inc. was between entities under common control pursuant to Accounting Standards Codification 805, Business Combinations. The transfer of the assets also constituted a set of activities and assets to be a business in accordance with FASB ASC 805.  For a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set of assets is separated from the transferor, which include the ability to sustain a revenue stream by providing its outputs to customers. First Blush, Inc. obtained the inputs and processes necessary for normal operations.  The transaction has been accounted for as a recapitalization of RHG.  Accordingly, the assets were carried over to First Blush, Inc. at the historical carrying values and the historical operations of those assets by RHG are presented in the accompanying financial statements as the historical operations of First Blush, Inc. for all periods presented.

4. Summary of Significant Accounting Policies

a.	Use of estimates in preparation of financial statements

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of our financial statements and our reported amounts of revenue and expense during the reporting period. Actual results could differ from our estimates.

b. Cash

We consider overdraws on checking accounts to be part of accounts payable.  On June 30, 2010 we had an overdrawn balance of $50,029 for checks cut and mailed on June 30, 2010.  We deposited funds in July 2010 to cover these checks out of the proceeds of our May 26, 2010 Offering discussed in Note 12.

c. Offering funds held in segregated account

At June 30, 2010 we had $58,838 in funds held in a segregated account from our May 26, 2010 Offering.  We closed the offering for these funds on July 1, 2010 and transferred the funds into our operating accounts.  These funds were shown as a liability at June 30, 2010 because if we did not close the offering, we would have been obligated to return the funds.

d. Inventory and inventory valuation

Our inventory consists of raw materials and finished goods as follows:

	At June 30,	At December 31,
	2010	2009
Finished goods
First Blush Juice	$-	$57,782
First Blush Tea	-	34,003
Total finished goods	$-	$91,785

Raw materials
Concentrate	$172,737	$172,737
Other	1,925	28,613
Total raw materials	$174,662	$201,350

Total Inventory	$174,662	$293,135

Finished goods include all of the costs to produce cases of completed juice and tea bottles that are  ready to sell.  These costs include: 1) cost of physical inputs such as the cost of the juice and tea, the bottle, the cap, etc. and 2) cost of service inputs such as cost to mix the juice, fill the bottles, shipping raw materials to the bottler and storage of the finished goods.  In addition, we include in the cost of finished goods the cost of normal production losses expected to be incurred during the bottling process.  We use the industry norm of 5% of total production cost to calculate the loss factor to include in our inventory.   We expense any losses above 5% of total production cost in the period of production and report it separate from cost of goods sold in our statement of profit and loss.

During the quarter ended June 30, 2010 we wrote off $28,613 of raw materials (labels and trays) that were unsuitable for future production due to: 1) trays – we are switching to boxes instead of trays for future production, and 2) labels – we changed UPC codes to new UPC codes specifically identifying First Blush Brands.

In 2009, we had abnormal production losses in excess of the 5% norm equating to $28,415 due to issues with our bottler.   These were expensed as part of operating income separate from cost of goods sold in our statement of profit and loss for the six months ended June 30, 2009.

We value our inventory using a first-in first-out cost flow assumption adjusted for lower of cost or market valuation, if needed.  To date, no lower of cost or market valuation adjustments have been necessary.  In addition, our finished goods have a two year shelf-life; to date we have not had a loss related to expiration of our inventory’s shelf-life.

e.         Revenue and related cost recognition

We recognize revenue when the following revenue recognition criteria are met:

•	We have persuasive evidence of a sales arrangement;

•	We have evidence that delivery of goods has occurred;

•	We have a sales price that is fixed or determinable; and

•	We have reasonable assurance of collectability.

We generally sell our product FOB destination and therefore transfer title and the related risks of ownership when the customer accepts the product at their receiving dock.

We report revenue net of any state imposed redemption requirements, which we collect from the purchaser and remit to the respective state.   We are not required to collect sales taxes as we sell to retailers, who are responsible for collecting sales taxes from the ultimate consumer.

Consistent with our revenue recognition practices, we recognize related cost of goods sold when our product is received by our customers.

f. Promotional liability

Many of our promotional programs are based on discounts given to the ultimate consumer at the point of purchase.  For these programs we generally reduce our cost to the retailer for all product sold under promotion so there is no, or limited, impact on the retailer’s gross profit.  Because we do not know the ultimate amount of product that will be sold under promotional programs and because retailers pay us 100% of the purchase price upon purchase of our product, we accrue an estimated liability for the amount we expect we will have to refund to the retailers due to these programs.  As a result we have an accrual for promotional programs of $27,329 and $27,194 at June 30, 2010 and December 31, 2009, respectively.

We treat promotional allowance as contra revenue and recorded promotional allowance of $963 and $26,548 for the three months ended June, 30 2010 and 2009, respectively and $74,171 and $35,531 for the six months ended June, 30 2010 and 2009, respectively.

g. Income Taxes

We account for income taxes under the Financial Accounting Standards Board’s, FASB, accounting guidance for income taxes. In accordance with FASB’s accounting guidance, we recorded a deferred tax asset for the net operating loss, NOL, carry forward resulting from losses in our year ended December 31, 2009.  The asset is a result of our ability to utilize the NOL in future periods to offset future taxable income and therefore reduce our taxes payable in the future.  At June 30, 2010 and December 31, 2009 we had an asset for the NOL of $718,395 and $390,687, respectively. However, given our current going concern issues we determined that this asset may not be realized as it is dependent on us generating sufficient future operating income and accordingly we created a valuation allowance of $682,475 and $371,153 at the respective dates based on our judgment and estimates.  In the future, we may determine that we will be able to realize all or most of this asset and we will adjust our valuation allowance accordingly, which will result in a reduction in income tax expense reported in our financial statements in the period of change.

h. Recent accounting pronouncements

There have been no recent accounting pronouncements that will directly and materially impact us in the future.

5. Warrants

At December 31, 2009 $37,822 of warrants were accounted for as part of additional paid in capital.  In May 2010, these warrants expired upon recapitalization of the company.  There was no change in additional paid in capital for the expiration of the warrants, nor was there any gain recognized.

6. Fair Value of Financial Instruments

We have adopted the applicable provisions of the new accounting guidance on fair value measurements which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements related to financial instruments.

Current fair value accounting guidance includes a hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The current guidance establishes a three-tiered fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•
Level 2. Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Financial Accounting Standards Board’s accounting guidance requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying balance sheets. Fair value as defined by the guidance is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value estimates of financial instruments are not necessarily indicative of the amounts we might pay or receive in actual market transactions. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

•	Receivables, Accounts Payable and Certain Other Accrued Liabilities.

o	Due to their short-term nature, fair value approximates carrying value.

•	Notes payable.

o	The following table reflects the carrying value and fair value of our notes payable:

	At June 30,		At December 31,
	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Notes payable	$1,055,182	$(1,053,444)	$1,027,191	$1,025,499

We believe the carrying value of our fixed rate debt is not a reasonable estimate of its fair value due recent changes in the credit markets.  We have estimated the fair value of our fixed rate debt using discounted cash flow techniques based on level 3 inputs, as discussed in the paragraph above.  Specifically we estimated the fair market discount rate for our debt considering the credit markets, our credit risk and the terms of our debt including call provisions and collateral.

7. Related Party Indebtedness

We have transactions with related parties as follows:

•	Rose Hill Gardens, LLC

We had a secured note payable with a balance of $955,182 and $927,191 at June 30, 2010 and December 31, 2009, respectively, to Rose Hill Gardens, LLC.  Rose Hill Gardens, LLC owned 83.5% and 97.4% at June 30, 2010 and December 31, 2009, respectively.   At June 30, 2010 Victoria Briggs, was a member of our board of directors.  At December 31, 2009 Victoria Briggs, was our acting president at the time and member of our board of directors, is the sole owner of Rose Hill Gardens, LLC.

In addition starting January 1, 2009 we began paying Rose Hill Gardens, LLC a consulting fee of $8,500 per month for services in respect of, sales and marketing, fulfillment, production management, customer service, strategic planning, acquisition targeting and advice concerning structure and negotiations of acquisitions and financing transactions.  Either party may terminate this agreement at any time.

•	Michael D. Bagdasarian, Trustee

At June 30, 2010, we had a secured note payable of $100,000 to Michael D. Bagdasarian, Trustee.  Michael Bagdasarian is the father of Chris Bagdasarian who is Victoria Briggs’ husband.

•	AFH Holding and Advisory, LLC

The consideration given to AFH Holding and Advisory, LLC for the Exchange consisted of 800,000 shares of our common stock and $250,000, $75,000 of which was paid by Tony Roth.  As of June 30, 2010 we have accrued the remaining $175,000 as a liability along with an additional $70,000 for expenses associated with the Exchange reimbursable to AFH Holding and Advisory, LLC.   At June 30, 2010 AFH owns approximately 10% of our common stock.

8. Intangibles

We have the following amortizable intangible asset:

	At June 30,			At December 31,
	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Exclusive right to use bottle production mold	$66,000	$(14,930)	$51,071	$66,000	$(10,214)	$55,786

While we have the exclusive right to use the bottle production mold in perpetuity, we estimate its economic life to be seven years and amortize it on a straight-line basis over this period.  We incurred amortization expense related to this asset of $2,357 and $4,714 for the three and six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, we expect amortization expense for this asset for the next six years to be as follows:

2010	$4,714
2011	9,429
2012	9,429
2013	9,429
2014	9,429
2015	8,641
$51,071

9. Calculation of Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(761,669)	$(212,097)	$(803,593)	$(418,418)
Weighted average common shares outstanding:
Basic	7,562,500	8,976,563	7,343,750	8,976,563
Effect of dilutive potential common stock:
Stock options	-	-	-	-
Non-vested shares	-	-	-	-
Diluted	7,562,500	8,976,563	7,343,750	8,976,563

Basic loss per share	$(0.10)	$(0.02)	$(0.11)	$(0.05)

Diluted loss per share	$(0.10)	$(0.02)	$(0.11)	$(0.05)

Because their inclusion would have had an anti-dilutive effect, we excluded from share count, and our weighted-average share count calculations, potential common shares of 987,500 for the six months ended June 30, 2010 and 2009 and the three months ended June 30, 2009, consisting of shares issuable upon exercise of warrants.

10. Going Concern

We began operations in January 2007 and have incurred costs in formulating our products and establishing a market for them.   We incurred net losses of $761,669 and $212,097 for the three months ended June 30, 2010 and 2009, respectively and net losses of $803,593 and $418,418 for the six months ended June 30, 2010 and 2009, respectively.  In addition, at June 30, 2010 our current liabilities of $2,208,318 are considerably in excess of our current assets of $237,543.  As a result of these factors, there is substantial doubt about our ability to continue as a going concern and our ability to pay off our current liabilities.   We are attempting to obtain additional capital through either debt or equity financing sources, or a combination of the two, however, if we are unable to obtain additional capital we may need to declare bankruptcy, discontinue operations or both.  We have incurred significant costs in these efforts during July and August.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

11. Concentrations

We had concentrations in gross revenue and accounts receivable as follows:

	% of Gross Revenue
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Safeway	56%	57%	95%	60%
UNFI	-	26%	2%	16%
New Age	-	-	-	5%
City Super	56%	-	3%	-

	% of Accunts Receivable
	At	At
	June 30,	December 31,
	2010	2009
Safeway	-	76%
UNFI	100%	-
New Age	-	24%

Our payment terms generally require payment within 30 days, however, as of June 30, 2010, we had approximately $24,000 in accounts receivable for UNFI the majority of which was greater than 90 days old.  We have an allowance of approximately $21,000 for the balances over 90 days old.

We do not require collateral for receivables from our customers, however, we do evaluate new customers for credit worthiness.

12. Subsequent Events

May 26, 2010 Offering

On May 26, 2010 we commenced an offering to certain “accredited investors” (as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended for the right to purchase, at $2 per unit, units consisting of:

o	Two shares of our common stock.

o	A base warrant (“Base Warrant”) to purchase one share of our common stock at the value per share of our common stock in our next qualified financing, as defined in the Base Warrant.

o
A par value warrant (“Par Warrant”) to purchase additional shares of our common stock at its par value ($0.001 per share) in the event its value per share in the next qualified financing is less than $1.00.

Our first closing on this offering occurred on July 1, 2010 and our second and third closings on July 9, 2010 and July 13, 2010.  As of August 18, 2010, we raised $246,000 under this offering issuing 246,000 shares of our common stock and 123,000 base warrants  The units were sold to investors pursuant to the terms of a securities purchase agreement between the Company and the investors.  We granted to purchasers of units “piggyback” registration rights with respect to their shares of common stock.

RHG Consulting Agreement

On July 1, 2010 we increased the monthly consulting fee paid to RHG to $20,000 per month, however, on August 16, 2010, we modified the contract again changing the fee to $10,000 per month, extending it for one year defining and defining its scope to provide support in the following areas:

1.	Sales and marketing support

2.	Fulfillment

3.	Production management

4.	Customer Service

5.	Strategic Planning

6.	Acquisition targeting

7.	Advice concerning structure and negotiations of acquisitions and financing transactions

At any time, we may reduce the scope of any service or terminate all of the services under the agreement and accordingly renegotiate the fee paid.

CEO Termination

On August 13, 2010, our CEO and Chairman of the board, Tony Roth, terminated his employment with us and stepped down from our board of directors.  He owns 75,000 shares of our common stock.

Barrett Carrere, our Chief Financial Officer, will assume the responsibilities of our principal executive officer until we hire a new CEO.

August 17, 2010 Debt Refinancing

On August 17, 2010, we completed a private placement of $1,100,000 principal amount of promissory notes (the “Notes”) and 1,000,000 shares of common stock to “accredited investors” (the “Private Placement”). The securities were sold to investors pursuant to the terms of a securities purchase agreement (the “Purchase Agreement”) between the Company and the investors.  We received gross proceeds from the Private Placement of $1,100,000 which we used to pay down our existing senior debt (see below).

The principal amount of the Notes is due in 12 equal monthly payments of an aggregate of $91,667 each, commencing on January 1, 2012. The Notes bear interest at a rate of 10% per annum. Interest is payable quarterly in arrears commencing on September 30, 2010.  Pursuant to the terms of the Notes, we have agreed, among other things, not to (i) pay dividends on our common stock, other than solely in the form of common stock, (ii) repurchase our common stock or other securities, (iii) sell or dispose of all or a substantial portion of our assets unless the proceeds of such sale are used to pay off the Notes, or (iv) make future loans or advances or guarantee debt other than in the ordinary course of business.

Our obligations under the Notes are guaranteed by RHG pursuant to a Guarantee.

We granted to the purchasers in the Private Placement “piggyback” registration rights with respect to their shares of common stock substantially similar to the registration rights that we have granted to the purchasers in our previous private placements.

We used the proceeds of the Private Placement to repay (i) all amounts outstanding under our $100,000 Senior Secured Promissory Note, dated June 26, 2009, due to Michael D. Bagdasarian (the “MDB Note”), and (ii) $1,000,000 of the outstanding principal and accrued interest under our Senior Secured Credit Facility from RHG (the “RHG Note”). Following this repayment, the MDB Note has been paid in full and terminated and the outstanding balance of the RHG Note is $192,876.  We may make additional borrowings under the RHG Note in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Information

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere within this report. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements using terminology such as “can,” “may,” “believe,” “designed to,” “expect,” “intend to,” “plan,” “anticipate,” “estimate,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, forward-looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in or implied by forward-looking statements as a result of certain factors, including those set forth in our Current Report on Form 8-K filed on May 13, 2010. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

Introduction

We produce and market two product lines:

1.	An all natural, premium grape juice crafted from 100% pure, fine wine grapes. We currently offer four juices: Cabernet, Merlot, Syrah and Chardonnay juice under the name “First Blush.”

2.
An all natural ready-to-drink tea crafted from 50% of our premium grape juice and 50% brewed organic white tea. We currently offer two teas: Cabernet White Tea and Chardonnay White Tea, also under the name “First Blush.”

We sell our products in over 1,500 retail outlets in the United States, primarily through grocery stores.

We purchase all of our grape juice concentrate from third-party suppliers and outsource all production, warehousing and distribution.  As well, we utilize brokers to help us initiate new sales and service existing customers.

Executive Overview

We, First Blush Brands, Inc., formerly known as AFH Holding II, Inc., were incorporated as a Delaware corporation on April 16, 2007 as a development stage company with no assets and no business operations.   We were organized to provide a method for a foreign or domestic private company to become a reporting (“public”) company.   We registered its shares of common stock under Section 12(g) of the Exchange Act. We were what is commonly known as a “shell” company.  At the time of the exchange, AFH Holding and Advisory, LLC was our sole shareholder.

On May 12, 2010, we entered into a share exchange agreement with First Blush, Inc. and its security holders whereby each outstanding share of common stock and Series A Preferred Stock of First Blush, Inc. was transferred to us in exchange for shares of our common stock.  Upon consummation of the exchange agreement, First Blush, Inc. became a wholly owned subsidiary of ours, and the security holders of First Blush became our shareholders, owning approximately 89.06% of our outstanding common stock.  On June 8, 2010, we changed our name to First Blush Brands, Inc.

During the first quarter of 2010 we made a strategic decision to delay production of additional finished goods in anticipation of the share exchange and the related reorganization of our company.  As a result of this decision we depleted our finished goods inventory by March 31, 2010.  With our recapitalization completed, we have started the initial stages of our next production as part of our restocking of Safeway stores.  We expect this production to be completed in September 2010.  Because our racks at Safeway hold 12 cases of our product and the Safeway warehouses hold additional back-stock of our product,  most Safeway stores have maintained our product on the floor, however, many stores are either running low or our out of certain SKU’s, especially Chardonnay.   As a result of our strategic decision, revenue for the second quarter is $1,789, which is considerably less than the comparable quarter last year.   We expect a spike in revenue for Q3 and/or Q4 as we restock Safeway stores.  We expect our revenues to normalize in 2011 as typical reorder patterns are established.

In addition, we incurred significant legal and accounting costs in the second quarter 2010 as part of our share exchange and financing efforts.

Critical Accounting Policies and Use of Estimates

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require us to make significant judgments and estimates. For a summary of all our accounting policies, including the accounting policies discussed below, see Note 4, Summary of Significant Accounting Policies in our financial statements included this filing.

•	Promotional allowance

Many of our promotional programs are based on discounts given to the ultimate consumer at the point of purchase.  For these programs we generally reduce our cost to the retailer for all product sold under promotion so there is no, or limited, impact on the retailer’s gross profit.  Because we do not know the ultimate amount of product that will be sold under promotional programs and because retailers pay us 100% of the purchase price upon purchase of our product, we accrue an estimated liability for the amount we expect we will have to refund to the retailers due to these programs.  As a result we have an accrual for promotional programs of $27,329 and $27,194 at June 30, 2010 and December 31, 2009, respectively.

We treat promotional allowance as contra revenue and recorded promotional allowance of $963 and $26,548 for the three months ended June, 30 2010 and 2009, respectively and $74,171 and $35,531 for the six months ended June, 30 2010 and 2009, respectively.

•	Income Taxes

We account for income taxes under the Financial Accounting Standards Board’s, FASB, accounting guidance for income taxes. In accordance with FASB’s accounting guidance, we recorded a deferred tax asset for the net operating loss, NOL, carry forward resulting from losses in our year ended December 31, 2009.  The asset is a result of our ability to utilize the NOL in future periods to offset future taxable income and therefore reduce our taxes payable in the future.  At June 30, 2010 and December 31, 2009 we had an asset for the NOL of $718,395 and $390,687, respectively. However, given our current going concern issues we determined that this asset may not be realized as it is dependent on us generating sufficient future operating income and accordingly we created a valuation allowance of $682,475 and $371,153 at the respective dates based on our judgment and estimates.  In the future, we may determine that we will be able to realize all or most of this asset and we will adjust our valuation allowance accordingly, which will result in a reduction in income tax expense reported in our financial statements in the period of change.

Results of Operations

The following table sets forth our statement of results of operation data as a percentage of net sales from continuing operations for the periods indicated:

	For the Three Months Ended June 30,					For the Six Months Ended June 30,
	2010		2009			2010		2009
	$	% of Gross	$	% of Gross	% Change	$	% of Gross	$	% of Gross	% Change
Revenue:
Gross revenue	$2,752		$232,719		98.8%	$213,998		$369,744		42.1%
Promotion allowance	(963)	-35%	(26,548)	-11%	96.4%	(74,171)	-35%	(35,531)	-10%	-108.8%
Net revenue	$1,789		$206,171		99.1%	$139,827		$334,213		58.2%

	For the Three Months Ended June 30,					For the Six Months Ended June 30,
	2010		2009			2010		2009
	$	% of Net Rev	$	% of Net Rev	% Change	$	% of Net Rev	$	% of Net Rev	% Change
Gross Profit:
Net revenue	$1,789		$206,171		99.1%	$139,827		$334,213		58.2%
Cost of goods sold	13,506	755%	120,664	58.5%	88.8%	97,768	70%	199,282	59.6%	50.9%
Gross profit (loss)	$(11,717)	-655%	$85,507	41.5%	113.7%	$42,059	30%	$134,931	40.4%	68.8%
Selling, general and administrative expense	696,829	38951%	268,019	130%	-160.0%	757,961	542%	472,651	141.4%	-60.4%
Abnormal producition losses	-		-			-		28,415
Write-off of inventory	28,613		-			28,613		-
Operating loss	$(737,159)	-41205%	$(182,512)	-89%	-303.9%	$(744,515)	-532%	$(366,135)	-109.6%	-103.3%

The results of operations for three and six months ended June 30, 2010 are significantly less than the comparable periods in 2009 because of our strategic decision to delay production of additional finished goods in anticipation of the share exchange and the related reorganization of our company.  As a result of this decision, we depleted our finished goods inventory by March 31, 2010.

Gross profit for the three months ended June 30, 2010 was negative as a result of uncapitalized storage costs for raw materials.  These costs also caused gross profit for the six months ended June 30, 2010 to be lower than the comparable period in 2009.

Selling, general and administrative costs increased significantly for the three and six months ended June 30, 2010 relative to the comparable periods 2009 due to legal and accounting costs incurred in the second quarter 2010 as part of our share exchange and financing efforts.

With our recapitalization completed, we have started the initial stages of our next production as part of our restocking of Safeway stores.  We expect this production to be completed in September 2010.  Because our racks at Safeway hold 12 cases of our product and the Safeway warehouses hold additional back-stock of our product,  most Safeway stores have maintained our product on the floor, however, many stores are either running low or our out of certain SKU’s, especially Chardonnay.   We expect a spike in revenue for Q3 and/or Q4 as we restock Safeway stores.  We expect our revenues to normalize in 2011 as typical reorder patterns are established.

In addition, we incurred significant legal and accounting costs in the second quarter 2010 as part of our share exchange and financing efforts.  We continued to incur significant legal costs in July and August as a result of our financing efforts and expect to continue incurring these costs through the rest of 2010.

Liquidity and Capital Resources

	For the Six Months Ended
	June 30,
	2010	2009
Cash flow used by operating activities:
Cash collected from customers	$162,362	$108,800
Cash paid to suppliers	(70,717)	(111,370)
Cash paid for employees & management services	-	(348,003)
Cash paid for other selling, general & administrative costs	(193,811)	(231,322)
Net cash used by operating activities	$(102,166)	$(581,895)

Activity for the six months ended June 30, 2010 relative to the six months ended June 30, 2009 is as follows:

•	Cash collected from customers – We collected more cash from customers in 2010 because of the increase in sales to one of our key accounts.

•	Cash paid to suppliers – We paid less to suppliers in 2010 as we used inventory on hand for sales.

•
Cash paid for management services – We paid no cash for management services as we terminated consultants in response to the economic crisis and paid for other management and administrative services by increasing our notes payable.

•	Cash paid for other selling, general & administrative costs – We paid less in 2010 as we pared down operations in response to the economic crisis.

As of June 30, 2010, we had approximately $238,000 of current assets, approximately $0 of which was cash and the rest of which was receivables and inventory. On average, our receivables are collected in approximately 30 days. Total current liabilities at June 30, 2010 totaled approximately $2,208,000 of which approximately $566,000 are trade and operating payables. At June 30, 2010, we had a net working capital deficiency of approximately $1,884,000.   Our need for cash during the six months ended June 30, 2010 was primarily funded through operations and borrowings.

As of June 30, 2010 we had outstanding borrowings on our note payable to RHG of approximately $955,000 and under that note have unused availability of $45,000.  The note and all unpaid and accrued interest is due on the sooner of 30 days demand notice or December 31, 2010.  In addition we have $100,000 note payable to a related party that is due on demand.  Both notes are secured by substantially all of our assets.

Subsequent to June 30, 2010 we have incurred significant legal and consulting fees in our attempts to raise additional capital.

On August 17, 2010, we completed a private placement of $1,100,000 principal amount of promissory notes (the “Notes”) and 1,000,000 shares of common stock to “accredited investors” (as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “1933 Act”)) (the “Private Placement”). The securities were sold to investors pursuant to the terms of a securities purchase agreement (the “Purchase Agreement”) between the Company and the investors.  We received gross proceeds from the Private Placement of $1,100,000 which we used to pay down our existing senior debt (see below).

The principal amount of the Notes is due in 12 equal monthly payments of an aggregate of $91,667 each, commencing on January 1, 2012. The Notes bear interest at a rate of 10% per annum. Interest is payable quarterly in arrears commencing on September 30, 2010.  Pursuant to the terms of the Notes, we have agreed, among other things, not to (i) pay dividends on our common stock, other than solely in the form of common stock, (ii) repurchase our common stock or other securities, (iii) sell or dispose of all or a substantial portion of our assets unless the proceeds of such sale are used to pay off the Notes, or (iv) make future loans or advances or guarantee debt other than in the ordinary course of business.

Our obligations under the Notes are guaranteed by RHG pursuant to a Guarantee.

We used the proceeds of the Private Placement to repay (i) all amounts outstanding under our $100,000 Senior Secured Promissory Note, dated June 26, 2009, due to Michael D. Bagdasarian (the “MDB Note”), and (ii) $1,000,000 of the outstanding principal and accrued interest under our Senior Secured Credit Facility from RHG (the “RHG Note”). Following this repayment, the MDB Note has been paid in full and terminated and the outstanding balance of the RHG Note is $192,876.  We may make additional borrowings under the RHG Note in the future.

We are continuing our efforts to raise capital to pay our remaining current liabilities and provide capital for future expansion.

Off-Balance-Sheet Arrangements

As of June 30, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

See Note 4 to the financial statements included in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2010, Barrett Carrere, our Chief Financial Officer and Secretary and principal executive officer evaluated the effectiveness of our "disclosure controls and procedures" as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 ("Disclosure Controls"). Based upon this evaluation, Mr. Carrere concluded that the Disclosure Controls were effective, as of the date of their evaluation, in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that any information relating to us that is required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2010, there were no changes in our  "internal  control over financial  reporting" as defined in Rules  13a-15(f) and 15d-15(f) of the Securities  Exchange Act of 1934 (“Internal Control”),  that have  materially affected or are reasonably likely to materially affect our Internal Control.

PART II- OTHER INFORMATION

Item 6. Exhibits.

Exhibit	Description

31	Certification of principal executive officer and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32	Certification of principal executive officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 23, 2010	FIRST BLUSH BRANDS, INC.

/s/ Barrett Carrere
Barrett Carrere, Chief Financial Officer and Secretary (principal executive and financial officer)

EXHIBIT INDEX

Exhibit	Description

31	Certification of principal executive officer and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32	Certification of pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.