Form 10-Q/A
period 2010-06-30
FIRST BLUSH BRANDS, INC.
filed 2010-11-15
CIK 1402212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

TABLE OF CONTENTS
FIRST BLUSH BRANDS, INC.
 FORM 10-Q

Explanatory Note

This Amendment No. 1(this “Amendment”) to Current Report on Form 10-Q amends and restates the Current Report on Form 10-Q filed by First Blush Brands, Inc., formally known as AFH Holding II, Inc., (the “Company”) on August 23, 2010 (the “Initial 10-Q”).  This Amendment amends and supplements the Initial 10-Q by amending the Balance Sheets presented and by providing additional information regarding our recapitalization as well as additional information in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

First Blush Brands, Inc.

(Formerly Known as AFH Holding II, Inc.)

FINANCIAL STATEMENTS

First Blush Brands, Inc.
(Formerly Known as AFH Holding II, Inc.)
Balance Sheets

	(Unaudited)
	At June 30,	At December 31,
	2010	2009
Assets
Current assets:
Cash	$24	$-
Accounts receivable	3,468	37,065
Inventory	174,662	293,135
Prepaids & other	551	-
Offering funds held in segregated account	58,838	-
Total current assets	237,543	330,200

Deferred income taxes	35,920	19,534

Intangible assets, net	51,071	55,786

Total assets	$324,534	$405,520

Liabilities & Equity (Deficit)
Current liabilities:
Accounts payable	$565,562	$344,968
Liability for offering funds	58,838	-
Liability due to related party consultant	245,000	-
Promotional liability	27,329	27,194
Other accrued liabilities	256,407	160,557
Notes payable - RHG, current	955,182	927,191
Notes payable related party, current	100,000	100,000
Total current liabilities	2,208,318	1,559,910

Commitments and contingencies

Equity

Preferred stock, par value $0.001, 20,000,000 shares authorized, 0 outstanding at June 30, 2010 and December 31, 2009	-	-

Common stock, par value $0.001, 100,000,000 authorized, 8,000,000 and 7,125,000 outstanding at June 30, 2010 and December 31, 2009, respectively	8,000	7,125
Additional paid in capital	(177,517)	(250,841)

Retained loss	(1,714,267)	(910,674)
Total equity (deficit)	(1,883,784)	(1,154,390)

Total liabilities and equity (deficit)	$324,534	$405,520

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

The proceeds of $74,199 from recapitalization consist of the following:

1)
We agreed to pay a fee to AFH Holding and Advisory, LLC in the amount of $250,000, subject to satisfaction of certain conditions.  Our CEO Mr. Tony Roth paid $75,000 of that amount.  We issued to Mr. Roth 75,000 shares of our common stock in satisfaction of this indebtedness.  We consider the $75,000 to be cash proceeds to us.

2)	We issued 800,000 shares to AFH Holding and Advisory, LLC as part of the recapitalization at a par value of $0.001 per share. We consider the aggregate $800 to be cash proceeds to us.

3)	We reduced Additional Paid in Capital by $1,601 as a reduction of cash flow from the recapitalization as part of our recapitalization accounting and the roll forward of Additional Paid in Capital.

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

11. Concentrations

We had concentrations in gross revenue and accounts receivable as follows:

	e% of Gross Revenue
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Safeway	56%	57%	95%	60%
UNFI	-	26%	2%	16%
New Age	-	-	-	5%
City Super	44%	-	3%	-

	% of Accounts Receivable
	At	At
	June 30,	December 31,
	2010	2009
Safeway	-	76%
UNFI	100%	-
New Age	-	24%

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

During the first quarter of 2010 we made a strategic decision to delay production of additional finished goods in anticipation of the share exchange and the related reorganization of our Company.  As a result of this decision we depleted our finished goods inventory by March 31, 2010.  With our recapitalization completed, we have started the initial stages of our next production as part of our restocking of Safeway stores.  We expect this production to be completed in September 2010.  Because our racks at Safeway hold 12 cases of our product and the Safeway warehouses hold additional back-stock of our product,  most Safeway stores have maintained our product on the floor, however, many stores are either running low or our out of certain SKU’s, especially Chardonnay.   Our relationship with Safeway has not been impaired even though there has been delay in restocking its store shelves. As a result of our strategic decision, revenue for the second quarter is $1,789, which is considerably less than the comparable quarter last year.   We expect a spike in revenue for Q3 and/or Q4 as we restock Safeway stores, however we expect that gross revenue for the year ending December 31, 2010 to be less than revenue for the year ending December 31, 2009 and that our promotional allowance will continue in the rage of 25-35%.  We continue to work with The Kroger Co. to launch our products in certain Kroger locations, however, we will not proceed with the launch unless we are adequately capitalized to support its success.  As of right now, we do not anticipate the launch to occur in 2010.  We are not considering launching in any other stores right now.

In 2011 we expect our revenues to be more consistent with those of 2009 as typical reorder patterns at Safeway are established.  We also expect that our gross revenue from Safeway, and therefore our total gross revenue, will increase as we manage our brand more effectively by taking steps to ensure that stores are adequately stocked and product is reordered on a timely basis.  We expect that we will continue our promotional allowance in the 25-35% range for 2011.  While we intend to expand into other stores in 2011, including Kroger, that expansion is predicated on obtaining successful financing.

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

Selling, general and administrative costs increased significantly for the three and six months ended June 30, 2010 relative to the comparable periods 2009 due to legal and accounting costs incurred in the second quarter 2010 as part of our share exchange and financing efforts.  For the six months ended June 30, 2010 we had the following increases in selling, general and administrative costs relative to the comparable period in 2009: 1) expenses related to consulting banker $250,000, 2) expenses related to legal services, $330,000, 3) expenses related to accounting services $30,000.  These increases were offset by decreases in expenses related to compensation and consulting as well as decreases in selling costs due to the decrease in revenue.    The accounting services relate to the audit of our financials will be on-going.   We expect expenses related to compensation and consulting for the year ending December 31, 2010 to be less than the same expenses for the year ended December 31, 2009 due to the reductions in head count.  We also expect that selling costs will be less for the year ended December 31, 2010 relative to the year ended December 31, 2009 as it is our expectation that revenue will be less for 2010.

With our recapitalization completed, we have started the initial stages of our next production as part of our restocking of Safeway stores. We expect this production to be completed in September 2010. Because our racks at Safeway hold 12 cases of our product and the Safeway warehouses hold additional back-stock of our product, most Safeway stores have maintained our product on the floor, however, many stores are either running low or our out of certain SKU’s, especially Chardonnay. We expect a spike in revenue for Q3 and/or Q4 as we restock Safeway stores, however we expect that gross revenue for the year ending December 31, 2010 to be less than revenue for the year ending December 31, 2009 and that our promotional allowance will continue in the range of 25-35%. We continue to work with The Kroger Co. to launch our products in certain Kroger locations, however, we will not proceed with the launch unless we are adequately capitalized to support its success. As of right now, we do not anticipate the launch to occur in 2010. We are not considering launching in any other stores right now.

In 2011 we expect our revenues to be more consistent with those of 2009 as typical reorder patterns at Safeway are established.  We also expect that our gross revenue from Safeway, and therefore our total gross revenue, will increase as we manage our brand more effectively by taking steps to ensure that stores are adequately stocked and product is reordered on a timely basis.  We expect that we will continue our promotional allowance in the 25-35% range for 2011.  While we intend to expand into other stores in 2011, including Kroger, that expansion is predicated on obtaining successful financing.

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

Subsequent to June 30, 2010 we have incurred significant legal and consulting fees of approximately $225,000 in our attempts to raise additional capital.

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

We are continuing our efforts to raise capital to fund operations, pay our remaining current liabilities and provide capital for future expansion.   We are considering a variety of possibilities including the sale of equity, borrowing additional debt, entering into strategic partnerships, and merging or selling the Company.   The ultimate strategy that we choose will determine our cash needs for the next 12-24 months.

If we were to support our expected sales to Safeway and increase our customer base to other Key Accounts, we estimate that we will need between $3.6 million and $6.6 million of additional funds over the next two years.  The primary use of these funds will be for marketing expenses associated with attracting new business as well as the build-up of inventory to meet customer demands.  With these additional funds, we expect that we can support and obtain sales ranging from $2.5 million to $3.2 million over the next year and $8.0 million and $12.2 million the year after.  Without additional funds we may not even be able to support the needs of our existing Key Account, Safeway.  We have funded working capital needs through product sales, management of working capital components of our business, sales of preferred stock and our senior current debt facilities which is almost fully drawn.   We anticipate that, in order to grow sales ranging from $2.5 million to $3.2 million over the next year and $8.0 million and $12.2 million the year after, given an average operating margin of 8% on those sales, we will need between $3.6 million and $6.6 million for manufacturing, research and development, marketing, sales channel development, general and administrative expenses, short and long-term debt repayments and interest expense, and approximately $2.5 million to establish a level of inventory and working capital necessary to increase our growth in the years thereafter.  We can offer no assurance that we will be able to generate cash or obtain financing sufficient to meet these needs.   This cash need assumes the incurrence and repayment within such two-year period of $3.0 million of debt at an average interest rate of 10% and up to $3.0 million in capital contributions as well as the continued payment of our accounts payable and collections on our accounts receivable in accordance with our past experience.

Due to the economic crisis sources of financing for companies like ours has become more difficult to find.  In the event that we are unable to obtain additional financing we will not be able to expand our company as planned and become profitable.

If we do not continue with our current strategy and only focus on Safeway, we will require approximately $2.3 million to payoff current debt and payables in addition to on-going operating cash flow needs.

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