Form 10-Q
period 2010-09-30
FIRST BLUSH BRANDS, INC.
filed 2010-11-22
CIK 1402212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
Yes ☐    No ☒

As of November 22, 2010, the Company had outstanding 9,246,000 shares of Common Stock.

TABLE OF CONTENTS
FIRST BLUSH BRANDS, INC.
 FORM 10-Q

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

First Blush Brands, Inc.

(Formerly Known as AFH Holding II, Inc.)

FINANCIAL STATEMENTS

INDEX

First Blush Brands, Inc.
(Formerly Known as AFH Holding II, Inc.)
Balance Sheets

	(Unaudited)
	At September 30,	At December 31,
	2010	2009
Assets
Current assets:
Cash	$3,619	$-
Accounts receivable, net of allowance for doubtful accounts of $21,000 at September 30, 2010 and December 31, 2009	64,788	37,065
Inventory	235,105	293,135
Prepaids & other	5,112	-
Total current assets	308,624	330,200

Deferred income taxes	47,921	19,534

Equipment, net	8,765	-

Intangible assets, net	1,400	55,786

Total assets	$366,710	$405,520

Liabilities & Equity (Deficit)
Current liabilities:
Accounts payable	$755,380	$344,968
Liability due to related party consultant	245,000	-
Promotional liability	89,172	27,194
Other accrued liabilities	154,452	160,557
Derivative liabilities	126,680	-
Notes payable - RHG	208,360	927,191
Notes payable - related party	-	100,000
Total current liabilities	1,579,044	1,559,910

Notes Payable	1,055,454	-

Commitments and contingencies

Equity:
Preferred stock, par value $0.001, 20,000,000 shares authorized, 0 outstanding at September 30, 2010 and December 31, 2009	-	-

Common stock, par value $0.001, 100,000,000 authorized, 9,246,000 and 7,125,000 outstanding at September 30, 2010 and December 31, 2009, respectively	9,246	7,125
Additional paid in capital	(8,029)	(250,841)
Retained loss	(2,269,005)	(910,674)
Total equity (deficit)	(2,267,788)	(1,154,390)
Total liabilities and equity (deficit)	$366,710	$405,520

The accompanying notes are an integral part of these financial statements.

First Blush Brands, Inc.
(Formerly Known as AFH Holding II, Inc.)
Statements of Profit and Loss

	Unaudited		Unaudited
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Gross revenue	$59,091	$252,411	$273,089	$622,155
Promotion allowance	(47,236)	(126,891)	(121,407)	(162,422)
Net revenue	11,855	125,520	151,682	459,733

Cost of goods sold	24,845	99,804	122,613	299,086
Gross profit (loss)	(12,990)	25,716	29,069	160,647

Selling, general and administrative expense	439,252	77,278	1,197,213	549,929

Loss on derivative liabilities	3,953	-	3,953	-

Abnormal production costs	21,213	-	21,213	28,415
Write-off of intangible asset	51,071	-	51,071	-
Write-off of inventory	-	131,213	28,613	131,213
Operating loss	(528,479)	(182,775)	(1,272,994)	(548,910)

Interest expense	37,459	35,762	112,922	96,197
Pre-tax loss	(565,938)	(218,537)	(1,385,916)	(645,107)

Tax benefit	(11,200)	(4,871)	(27,585)	(13,023)
Net loss	$(554,738)	$(213,666)	$(1,358,331)	$(632,084)

Basic loss per share	$(0.06)	$(0.02)	$(0.18)	$(0.07)

Diluted loss per share	$(0.06)	$(0.02)	$(0.18)	$(0.07)

The accompanying notes are an integral part of these financial statements.

First Blush Brands, Inc.
(Formerly Known as AFH Holding II, Inc.)
Statements of Cash Flows

	Unaudited
	For the Nine Months Ended
	September 30,
	2010	2009
Cash flow used by operating activities:
Cash collected from customers	$165,113	$324,020
Cash paid to suppliers	(206,852)	(126,280)
Cash paid to employees & contractors	(22,583)	(374,914)
Cash paid for other selling, general & administrative costs	(237,147)	(256,208)
Cash paid for interest	(288,951)	-
Net cash used by operating activities	(590,420)	(433,382)

Cash flow from financing activities:
Payments on notes payable	(818,831)	-
Proceeds from issuing notes payable	1,055,454	157,646
Proceeds from the sale of common stock and warrants	293,462	274,989
Proceeds from recapitalization	74,199	-
Net cash from financing activities	604,284	432,635

Cash flow used by investing activities:
Purchase of long-lived assets	(10,245)	-
Net cash used by investing activities	(10,245)	-

Increase/(decrease) in cash	3,619	(747)
Cash at the start of the period	-	874
Cash at the end of the period	$3,619	$127

Reconciliation of net loss to cash used by operating activities:

	Unaudited
	For the Nine Months Ended
	September 30,
	2010	2009
Net loss	$(1,358,331)	$(632,085)
Amortization & depreciation expense	4,794	7,072
Increase in A/R	(27,723)	(52,856)
Decrease in inventory	58,030	232,530
Increase in prepaids	(5,112)	-
Increase in deferred tax asset	(28,387)	(13,023)
Increase/(decrease) in accounts payable & promotional liability	472,390	(42,353)
Increase in liability to related party consultant	245,000	-
(Decrease)/increase in other accrued liabilities	(6,105)	67,333
Write off of intangible asset	51,071	-
Change in derivative liability	3,953	-
Net cash flows used by operating activity	$(590,420)	$(433,382)

The accompanying notes are an integral part of these financial statements.

First Blush Brands, Inc.

(Formerly Known as AFH Holding II, Inc.)

Notes to Financial Statements

1. The Company

As used herein, “we” and “our” refers to First Blush, Inc. prior to the Exchange (See footnote #3 History and Recapitlization) and to First Blush Brands, Inc. and its consolidated subsidiary after the Exchange.  First Blush, Inc. and First Blush Brands, Inc., are each a Delaware corporations and are based in Beverly Hills, California.  Currently, we produce and market two product lines:

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

2. Basis of Presentation

We have prepared our accompanying unaudited financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.  For further information, refer to our financial statements and notes thereto included with our 8-K filed with the Securities and Exchange Commission on May 13, 2010, as amended.

Except for the authorized and outstanding capital stock appearing on the balance sheet the financial statements as of and for the year ended December 31, 2009 are for First Blush, Inc. and have been audited.  The financial statements for the three and nine months ended September 30, 2009 are also for First Blush, Inc.  Financial statements post the Exchange represent the consolidated results of First Blush Brands, Inc. and its subsidiary First Blush, Inc.  The information on the balance sheet for the authorized and outstanding capital stock at December 31, 2009 is restated to show the effect of the Exchange as a recapitalization.

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

On May 12, 2010, FBBI and its sole shareholder entered into a share exchange agreement with First Blush, Inc. and its security holders (the “Exchange Agreement”).  Pursuant to the terms of the Exchange Agreement, each outstanding share of common stock and Series A Preferred Stock of First Blush, Inc. was transferred to FBBI in exchange for shares of the common stock, $0.001 par value per share, of FBBI.  Upon consummation of the Exchange Agreement (the “Exchange” or “reorganization”), First Blush, Inc. became a wholly owned subsidiary of FBBI, and the security holders of First Blush became our shareholders, owning approximately 89.06% of our outstanding common stock.  On September 8, 2010, AFH Holding II, Inc. changed its name to First Blush Brands, Inc.

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

In January 2007, First Blush business operations were commenced by Victoria Briggs and her husband, Christopher Bagdasarian, through Rose Hill Gardens LLC (“RHG”) which is 100% owned by Ms. Briggs.  On August 1, 2008 First Blush, Inc. was formed as a Delaware corporation.

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

b. Inventory and inventory valuation

Our inventory consists of raw materials and finished goods as follows:

	At September 30,	At December 31,
	2010	2009
Finished goods
First Blush Juice	$11,318	$57,782
First Blush Tea	-	34,003
Total finished goods	$11,318	$91,785

Raw materials
Concentrate	$153,924	$172,737
Other	69,863	28,613
Total raw materials	$223,787	$201,350

Total Inventory	$235,105	$293,135

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

During the nine months ended September 30, 2010 we wrote off $28,613 of raw materials (labels and trays) that were unsuitable for future production due to our switch to boxes instead of trays and our change to a new UPC codes that specifically identifies First Blush Brands.   During the quarter ended September 30, 2010 we had $21,213 of abnormal production costs related to shipping raw materials from our old bottler to our new bottler, air freight costs and performing non-routine testing on our bottlers’ equipment in preparation for production.

In 2009 we had abnormal production losses in excess of the 5% norm equating to $28,415 due to issues with our bottler.   These were expensed as part of operating income separate from cost of goods sold in our statement of profit and loss for the nine months ended September 30, 2009.

In 2009 we also switched from using glass bottles to PET (Polethylene terephthalate) bottles and as a result disposed of $131,213 of finished inventory in glass bottles.

We value our inventory using a first-in first-out cost flow assumption adjusted for lower of cost or market valuation, if needed.  To date, no lower of cost or market valuation adjustments have been necessary.  In addition, our finished goods have a two year shelf-life; to date we have not had a loss related to expiration of our inventory’s shelf-life.

c.      Revenue and related cost recognition

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

d. Allowance for Doubtful Trade Accounts Receivable

The Company establishes an allowance for doubtful or uncollectible trade accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability of outstanding balances.

e. Promotional liability

Many of our promotional programs are based on discounts given to the ultimate consumer at the point of purchase.  For these programs we generally reduce our cost to the retailer for all product sold under promotion so there is no, or limited, impact on the retailer’s gross profit.  Because we do not know the ultimate amount of product that will be sold under promotional programs and because retailers pay us 100% of the purchase price upon purchase of our product, we accrue an estimated liability for the amount we expect we will have to refund to the retailers due to these programs.  As a result we have an accrual for promotional programs of $89,172 and $27,194 at September 30, 2010 and December 31, 2009, respectively.

We treat promotional allowance as contra revenue and recorded promotional allowance of $47,236 and $126,891for the three months ended September, 30 2010 and 2009, respectively and $121,407and $162,422 for the nine months ended September, 30 2010 and 2009, respectively.  For the quarter ended September 30, 2010 expect a promotional allowance of 50% or $29,546 for our new promotional program.  The additional promotional allowance of $17,690 is an adjustment to our promotional liability for first and second quarters of 2010 promotional activity at Safeway where our product was still being sold under promotion.

f. Income Taxes

We account for income taxes under the Financial Accounting Standards Board’s, FASB, accounting guidance for income taxes. In accordance with FASB’s accounting guidance, we recorded a deferred tax asset for the net operating loss, NOL, carry forward resulting from losses.  The asset is a result of our ability to utilize the NOL in future periods to offset future taxable income and therefore reduce our taxes payable in the future.  At September 30, 2010 and December 31, 2009 we had an asset for the NOL of $958,418 and $390,687, respectively. However, given our current going concern issues we determined that this asset may not be realized as it is dependent on us generating sufficient future operating income and accordingly we created a valuation allowance of $910,497 and $371,153 at the respective dates based on our judgment and estimates.  In the future, we may determine that we will be able to realize all or most of this asset and we will adjust our valuation allowance accordingly, which will result in a reduction in income tax expense reported in our financial statements in the period of change.

g. Recent accounting pronouncements

There have been no recent accounting pronouncements that will directly and materially impact us in the future.

5. May 26, 2010 Offering

On May 26, 2010 we commenced an offering to certain “accredited investors” (as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended) for the right to purchase, at $2 per unit, units consisting of:

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

During the quarter ended September 30, 2010 we raised $246,000 under this offering issuing 246,000 shares of our common stock and 123,000 base warrants.  The units were sold to investors pursuant to the terms of a securities purchase agreement between the Company and the investors.  We granted to purchasers of units “piggyback” registration rights with respect to their shares of common stock.

6. Notes Payable

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

Our obligations under the Notes are guaranteed by RHG.

We granted to the purchasers in the Private Placement “piggyback” registration rights with respect to their shares of common stock substantially similar to the registration rights that we have granted to the purchasers in our previous private placements.

We used the proceeds of the Private Placement to repay (i) all amounts outstanding under our $100,000 Senior Secured Promissory Note, dated September 26, 2009, due to Michael D. Bagdasarian (the “MDB Note”), and (ii) $1,000,000 of the outstanding principal and accrued interest under our Senior Secured Credit Facility from RHG (the “RHG Note”). Following this repayment, the MDB Note has been paid in full and terminated and the outstanding balance of the RHG Note was $192,876 increasing to $208,360 at September 30, 2010.  We may make additional borrowings under the RHG Note in the future.

We discounted the notes by $47,461, which was allocated to the shares issued with the notes.  This discount produces an effective interest rate of 12.67%.

7. Warrants and Fair Value of Financial Instruments

We have adopted the provisions of Accounting Standards Codification (“ASC”) 820-10’s guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements related to financial instruments.

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

Current fair value accounting guidance includes a hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The current guidance establishes a three-tiered fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

To the extent that multiple inputs are used to determine the fair value of an asset or a liability, that asset or liability will be classified in its entirety based on the lowest level of input that is significant to the fair value measurement, with level 3 being the lowest.

The Financial Accounting Standards Board’s accounting guidance requires disclosure of fair value information about financial instruments, whether or not those instruments are recognized at fair value in the accompanying balance sheets.

We have the following three types of financial instruments:

I. Base Warrants and Par Warrants

We issued the Base Warrants and Par Warrants in our May 26, 2010 offering, as discussed above.   We have determined that these warrants qualify as derivative financial instruments under the provisions of ASC 815-40 “Derivatives and Hedging – Contracts in an Entity’s Own Stock.”  These warrant agreements include provisions designed to protect holders from a decline in our stock price (“down-round” provision) because: 1) Base Warrants — the exercise price of the Base Warrants will be reduced in the event that we issue equity shares at a price lower than the current $1 exercise price of the warrants, and 2) Par Warrants — the number of shares the Par Warrant converts into increases if we issue equity shares at a price lower than $1 per share.   As a result of these provisions, these warrants are not considered “fixed-for-fixed” options as defined under ASC 815-40, and consequently these warrants must be treated as a liability and recorded at fair value at each reporting date with changes in fair value reflected in earnings.

The Base Warrants and the Par Warrants are considered Level 3 financial liabilities because there is no current market for these securities and therefore the determination of fair value requires significant judgment and use of unobservable inputs.  We have estimated the fair value of these warrants using the Black-Scholes option pricing model, and in the case of the Par Warrants an estimate of the number of shares that the Par Warrant would convert into given various possible future share prices.

For the Black-Scholes model we used the following assumptions:

	Issuance	9/30/2010
Expected volatility (A)	116%	115%
Expected dividend yield	0.00%	0.00%
Risk-free rate (B)	1.01%	0.64%
Expected term, years	3	3

(A) Because our company did not have its shares traded on a public stock exchange we had to use a proxy to calculate volatility.  We used share price data for three historical years for small publically traded beverage companies with market capitalization of less than $35 million.

(B) We used the rate on U.S. federal government bonds with a three-year term found at http://www.federalreserve.gov/releases/h15/data.htm.

We disclose these warrants on our balance sheet under “Derivative liabilities” and report change in fair value in income from operations under “Loss on derivative liabilities” summarize as follows:

	At September 30, 2010
		Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities	$126,680	$-	$-	$126,680	$126,680
Total derivative liabilities	$126,680	$-	$-	$126,680	$126,680

	Fair Value Measurements Using Level 3 Inputs
	Derivative Liabilities	Totals
Beginning balance as of June 30, 2010	$-	$-
Issuance of derivative liabilities	122,727	122,727
Total loss on derivative liabilities	3,953	3,953
Ending balance as of September, 30, 2010	$126,680	$126,680

II. Notes payable

The following table reflects the carrying value and fair value of our notes payable:

	At September 30,		At December 31,
	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Notes payable	$1,263,814	$1,263,471	$1,027,191	$1,025,499

We believe the carrying value of our RHG Note is not euqual to its a reasonable estimate of its fair value due recent changes in the credit markets.  We have estimated the fair value of our fixed rate debt using discounted cash flow techniques based on level 3 inputs, as discussed above.  Specifically we estimated the fair market discount rate for our debt considering the credit markets, our credit risk and the terms of our debt including call provisions and collateral.

We believe the carrying value of our new Notes is a reasonable estimate of their fair value as those notes were issued during the quarter ended September, 30, 2010.

III. Receivables, Accounts Payable and Certain Other Accrued Liabilities

Due to their short-term nature, fair value approximates carrying value

8. Related Party Indebtedness

We have transactions with related parties as follows:

•	Rose Hill Gardens, LLC

We had a secured note payable with a balance of $208,360 and $927,191 at September 30, 2010 and December 31, 2009, respectively, to Rose Hill Gardens, LLC.  Rose Hill Gardens, LLC owned 72.22% and 97.4% at September 30, 2010 and December 31, 2009, respectively.   At September 30, 2010 Victoria Briggs, was a member of our board of directors.  At December 31, 2009 Victoria Briggs, was our acting president at the time and member of our board of directors, and is the sole owner of Rose Hill Gardens, LLC.

On July 1, 2010 we increased the monthly consulting fee paid to RHG to $20,000 per month, however, on August 16, 2010, we modified the contract again changing the fee to $10,000 per month, extending it for one year and defining its scope to provide support in the following areas:

1.	Sales and marketing support

2.	Fulfillment

3.	Production management

4.	Customer Service

5.	Strategic Planning

6.	Acquisition targeting

7.	Advice concerning structure and negotiations of acquisitions and financing transactions

At any time, we may reduce the scope of any service or terminate all of the services under the agreement and accordingly renegotiate the fee paid.

•	Michael D. Bagdasarian, Trustee

At December 31, 2009, we had a secured note payable of $100,000 to Michael D. Bagdasarian, Trustee.  Michael Bagdasarian is the father of Chris Bagdasarian who is Victoria Briggs’ husband.

•	AFH Holding and Advisory, LLC

The consideration given to AFH Holding and Advisory, LLC for the Exchange consisted of 800,000 shares of our common stock and $250,000, $75,000 of which was paid by Tony Roth.  As of September 30, 2010 we have accrued the remaining $175,000 as a liability along with an additional $70,000 for expenses associated with the Exchange reimbursable to AFH Holding and Advisory, LLC.   At September 30, 2010 AFH Holding and Advisory, LLC owns approximately 8.7% of our common stock.

•	Barrett Carrere, CFO and Principal Executive Officer

As of September 30, 2010 we owe Barrett Carrere, our CFO and Principal Executive Officer, an aggregate total of $106,701 consisting of: $92,882 for accrued compensation expenses, reported in other accrued liabilities on balance our sheet, and $13,819 for expenses incurred on behalf of the Company, recorded in accounts payable on our balance sheet.

9. Intangibles

We have the following amortizable intangible asset:

	At December 31,
	2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Exclusive right to use bottle production mold	$66,000	$(10,214)	$55,786

We wrote this asset off on July 1, 2010 as we are no longer using this mold and do not anticipate use of it in the future.  The write-off resulted in a charge to income of $51,071.

During the quarter ended September 30, 2010 we purchased the domain name “First Blush” for $1,400.  This is an indefinite lived intangible asset.

10. Calculation of Earnings per Share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(554,738)	$(213,666)	$(1,358,331)	$(632,084)
Weighted average common shares outstanding:
Basic	8,707,278	8,976,563	7,506,593	8,976,563
Effect of dilutive potential common stock:
Stock options	-	-	-	-
Non-vested shares	-	-	-	-
Warrants	-	-	-	-
Diluted	8,707,278	8,976,563	7,506,593	8,976,563

Basic loss per share	$(0.06)	$(0.02)	$(0.18)	$(0.07)

Diluted loss per share	$(0.06)	$(0.02)	$(0.18)	$(0.07)

Because their inclusion would have had an anti-dilutive effect, we excluded from share count, and our weighted-average share count calculations, potential common shares of 641,954 and 114,750 for the nine and three months ended September 30, 2010, respectively and potential common shares of for the nine and three months ended September 30, 2009, consisting of shares issuable upon exercise of warrants.

11. CEO Termination

On August 13, 2010, our CEO and Chairman of the board, Tony Roth, terminated his employment with us and stepped down from our board of directors.  He owns 75,000 shares of our common stock.

In addition to his responsibilities as CFO, Barrett Carrere has assumed the responsibilities of our principal executive officer until we hire a new CEO.

12. Concentrations

We had concentrations in gross revenue and accounts receivable as follows:

	% of Gross Revenue
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Safeway	96%	84%	95%	70%
UNFI	-	-	1%	10%
Palmentere	-	-	-	8%
New Age	-	-	-	3%
City Super	4%	7%	3%	3%

	% of Accounts Receivable
	At	At
	September 30,	December 31,
	2010	2009
Safeway	72%	76%
UNFI	28%	-
New Age	-	24%

Our payment terms generally require payment within 30 days, however, as of September 30, 2010, we had approximately $24,000 in accounts receivable for UNFI the majority of which was greater than 90 days old.  We have an allowance of approximately $21,000 for the balances over 90 days old.

We do not require collateral for receivables from our customers; however, we do evaluate new customers for credit worthiness.

13. Going Concern

We began operations in January 2007 and have incurred costs in formulating our products and establishing a market for them.   We incurred net losses of $554,738 and $213,666 for the three months ended September 30, 2010 and 2009, respectively and net losses of $1,358,331 and $632,084 for the nine months ended September 30, 2010 and 2009, respectively.  In addition, at September 30, 2010 our current liabilities of $1,579,044 are considerably in excess of our current assets of $308,624.  As a result of these factors, there is substantial doubt about our ability to continue as a going concern and our ability to pay off our current liabilities.   We are attempting to obtain additional capital through either debt or equity financing sources, or a combination of the two, however, we have had difficulties doing so and if we are unable to obtain additional capital we may need to declare bankruptcy, discontinue operations or both.    The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

14. Subsequent Events

On October 5, 2010 one of our vendors, Zuckerman-Honickman, Inc. (“Zuckerman”) filed an action against First Blush, Inc. and First Blush Brands Inc. in Los Angeles Superior Court, case name Zuckerman-Honickman, Inc. v. First Blush, Inc., case number BC446875.  Zuckerman is seeking recovery of $122,678 for past due invoices and 10% interest and legal costs.  The $122,678 is part of our accounts payable balance at September 30, 2010 and December 31, 2009.   We have reached a settlement calling for monthly payments of $10,000, the first of which has already been made.

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

We believe it is important to communicate our expectations. However, forward-looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in or implied by forward-looking statements as a result of certain factors, including those set forth in our Current Report on Form 8-K filed on May 13, 2010, as amended.  All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

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

During the first quarter of 2010 we made a strategic decision to delay production of additional finished goods in anticipation of the share exchange and the related reorganization of our Company.  As a result of this decision we depleted our finished goods inventory by March 31, 2010.  During the three months ended September 30, 2010 we reinitiated production of our product and made the first initial restocking sales to Safeway.  We expect the restocking process with Safeway to continue through the fourth quarter 2010 and the first quarter of 2011.  Our relationship with Safeway has not been impaired even though there was a delay in restocking its store shelves.

As a result of our strategic decision, revenue for the nine months ended September 30, 2010 was $151,682, and revenue for the three months ended September 30, 2010 was $11,855, both of which were considerably less than the comparable periods last year.   We expect a spike in revenue for fourth quarter 2010 as we restock Safeway stores; however we expect that revenue for the year ending December 31, 2010 will be less than revenue for the year ending December 31, 2009.  We have started a very aggressive promotional campaign for the fourth quarter alternating between buy-one-get-one-free promotions and buy-10-get-10 free promotions resulting in a promotional allowance approximating 50%.  The initial results of these programs have been favorable, and we expect they will contribute to the spike in fourth quarter revenue as Safeway purchases additional product to keep up with demand.

In 2011 we expect our revenues fluctuation to be more consistent with 2009 as typical reorder patterns at Safeway are established.  We also expect that our gross revenue from Safeway, and therefore our total gross revenue, will increase due to the following: 1) we expect to continue with our aggressive promotional campaign resulting in promotional allowances approximating 40-50%, 2) we expect to manage our brand more effectively by taking steps to ensure that stores are adequately stocked, 3) we expect to replace racks in stores where they have been damaged and therefore removed from the floor and ensure that in the future racks are reordered on a timely basis if damaged, and 4) we expect to work closer with Safeway management to ensure that product is reordered on a timely basis and that we are optimizing our promotional programs.

We have obtained approval from The Kroger Co. to launch our products in certain Kroger locations; however, we will not proceed with the launch unless we are adequately capitalized to support its success.  As of right now, due to difficulties obtaining additional capital, we do not anticipate the launch to occur in the near future.  We are not considering launching in any other stores right now.

During the quarter we completed a private placement of $1,100,000 principal amount of promissory notes and 1,000,000 shares of common stock.  We received gross proceeds from the placement of $1,100,000, which we used to pay down our existing senior debt.

During the quarter we also completed an offering consisting of equity and warrants for which we received $246,000.  We used these proceeds for production and for other working capital requirements; however, efforts to raise additional capital necessary to meet our obligations have not been successful.  We are considering various strategies to raise the cash necessary to pay our obligations and continue the growth of our brand, including sales of equity, borrowing additional debt, entering into strategic partnerships and merging or selling the Company.

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

Many of our promotional programs are based on discounts given to the ultimate consumer at the point of purchase.  For these programs we generally reduce our cost to the retailer for all product sold under promotion so there is no, or limited, impact on the retailer’s gross profit.  Because we do not know the ultimate amount of product that will be sold under promotional programs and because retailers pay us 100% of the purchase price upon purchase of our product, we accrue an estimated liability for the amount we expect we will have to refund to the retailers due to these programs.  As a result we have an accrual for promotional programs of $89,172 and $27,194 at September 30, 2010 and December 31, 2009, respectively.

We treat promotional allowance as contra revenue and recorded promotional allowance of $47,236 and $126,891for the three months ended September, 30 2010 and 2009, respectively and $121,407and $162,422 for the nine months ended September, 30 2010 and 2009, respectively.  For the quarter ended September 30, 2010 expect a promotional allowance of 50% or $29,546 for our new promotional program.  The additional promotional allowance of $17,690 is an adjustment to our promotional liability for first and second quarters of 2010 promotional activity at Safeway where our product was still be sold under promotion.

•	Income Taxes

We account for income taxes under the Financial Accounting Standards Board’s, FASB, accounting guidance for income taxes. In accordance with FASB’s accounting guidance, we recorded a deferred tax asset for the net operating loss, NOL, carry forward resulting from losses in our year ended December 31, 2009.  The asset is a result of our ability to utilize the NOL in future periods to offset future taxable income and therefore reduce our taxes payable in the future.  At September 30, 2010 and December 31, 2009 we had an asset for the NOL of $958,418 and $390,687, respectively. However, given our current going concern issues we determined that this asset may not be realized as it is dependent on us generating sufficient future operating income and accordingly we created a valuation allowance of $910,497 and $371,153 at the respective dates based on our judgment and estimates.  In the future, we may determine that we will be able to realize all or most of this asset and we will adjust our valuation allowance accordingly, which will result in a reduction in income tax expense reported in our financial statements in the period of change.

Results of Operations

The following table sets forth our statement of results of operation data as a percentage of net sales from continuing operations for the periods indicated:

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,
	2010		2009			2010		2009
	$	% of Gross	$	% of Gross	% Change	$	% of Gross	$	% of Gross	% Change
Revenue:
Gross revenue	$59,091		$252,411		76.6%	$273,089		$622,155		56.1%
Promotion allowance	(47,236)	-80%	(126,891)	-50%	62.8%	(121,407)	-44%	(162,422)	-26%	25.3%
Net revenue	$11,855		$125,520		90.6%	$151,682		$459,733		67.0%

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,
	2010		2009			2010		2009
	$	% of Net Rev	$	% of Net Rev	% Change	$	% of Net Rev	$	% of Net Rev	% Change
Gross Profit:
Net revenue	$11,855		$125,520		90.6%	$151,682		$459,733		67.0%
Cost of goods sold	24,845	210%	99,804	79.5%	75.1%	122,613	81%	299,086	65.1%	59.0%
Gross profit (loss)	$(12,990)	-110%	$25,716	20.5%	150.5%	$29,069	19%	$160,647	34.9%	81.9%
Selling, general and administrative expense	439,252	3705%	77,278	62%	-468.4%	1,197,213	789%	549,929	119.6%	-117.7%
Loss on derivative liabilities	3,953		-			3,953		-
Abnormal production costs	21,213		-			21,213		28,415
Write-off of intangible asset	51,071		-			51,071		-
Write-off of inventory	-		131,213			28,613		131,213
Operating loss	$(528,479)	-4458%	$(182,775)	-146%	-189.1%	$(1,272,994)	-839%	$(548,910)	-119.4%	-131.9%

The results of operations for three and nine months ended September 30, 2010 are significantly less than the comparable periods in 2009 because of our strategic decision to delay production of additional finished goods in anticipation of the share exchange and the related reorganization of our company.  During the three months ended September 30, 2010 we reinitiated production of our product and made the first initial restocking sales to Safeway.  For the quarter ended September 30, 2010, we expect a promotional allowance of approximately 50% or $29,546 for our new promotional program.  The additional promotional allowance of $17,690, resulting in an aggregate promotional allowance of $47,236, is an adjustment to our promotional liability for promotional activity occurring during the first and second quarters of 2010 at Safeway where our product was still sold under our promotional programs.  Had we not had this additional promotional adjustment, our gross profit margin would have been 16% for the three months ended September 30, 2010 and 28% for the nine months ended September 30, 2010.  Given a promotional allowance of 50% we expect gross profit margin to be approximately 20%, however, to the extent that we are not generating significant revenue small unexpected expenses can have a large impact on the gross profit margin.

We expect a spike in revenue for fourth quarter 2010 as we restock Safeway stores; however we expect that revenue for the year ending December 31, 2010 to be less than revenue for the year ending December 31, 2009.  We have started a very aggressive promotional campaign for the fourth quarter alternating between buy-one-get-one-free promotions and buy-10-get-10-free promotions resulting in a promotional allowance approximating 50%.  The initial results of these programs have been favorable, and we expect they will contribute to the spike in fourth quarter revenue as Safeway purchases additional product to keep up with demand.

Selling, general and administrative costs increased significantly for the three and nine months ended September 30, 2010 relative to the comparable periods 2009 due to costs incurred as part of our share exchange and financing efforts.  For the nine months ended September 30, 2010 we had the following specific increases in selling, general and administrative costs relative to the comparable period in 2009: 1) expenses related to consulting bankers and their advisors $330,000, 2) expenses related to legal services, $435,000, and 3) expenses related to accounting services $67,000.  The expenses related to the consulting banker and their advisors as well as most of the legal services were incurred as part of the share exchange and our subsequent financing efforts.  On an ongoing basis we expect to incur some level of legal and accounting expenses, and may incur significant legal and accounting expenses depending on transactions that we enter into.  The increases for the nine months ended September 30, 2010 were offset by the following decreases relative to the comparable period in 2009: 1) expenses related to compensation $287,000 2) general selling costs and commissions $109,000, and 3) research and development $51,000.  We expect expenses related to compensation and consulting for the year ending December 31, 2010 to be less than the same expenses for the year ended December 31, 2009 due to the reductions in head count.  We also expect that selling costs will be less for the year ended December 31, 2010 relative to the year ended December 31, 2009 as it is our expectation that revenue will be less for the year ended December 31, 2010.

In addition:

•	During the nine months ended September 30, 2010:
o
We wrote off $28,613 of raw materials (labels and trays) that were unsuitable for future production because of our switch to boxes instead of trays and our change to  new UPC codes that specifically identifying First Blush Brands.

o
We incurred $21,213 of abnormal production costs related to shipping raw materials from our old bottler to our new bottler, abnormal air freight costs and performing additional and non-routine testing on our bottlers’ equipment in preparation for our initial production.

o
We wrote off our exclusive right to use a bottle production mold as we are no longer using this mold and do not anticipate to use it in the future.  This write-off resulted in a charge to income of $51,071.

•	During the nine months ended September 30, 2009:
o	We had abnormal production losses in excess of the 5% industry norm equating to $28,415 due to issues with our bottler.
o
We switched from using glass bottles to PET (Polyethylene terephthalate) bottles as part of a strategic marketing decision.  As a result of this decision, we wrote off $131,213 of glass bottle finished goods.

Liquidity and Capital Resources

	For the Nine Months Ended
	September 30,
	2010	2009
Cash flow used by operating activities:
Cash collected from customers	$165,113	$324,020
Cash paid to suppliers	(206,852)	(126,280)
Cash paid for employees & management services	(22,583)	(374,914)
Cash paid for other selling, general & administrative costs	(237,147)	(256,208)
Cash paid for interest	(288,951)	-
Net cash used by operating activities	$(590,420)	$(433,382)

Activity for the nine months ended September 30, 2010 relative to the nine months ended September 30, 2009 is as follows:

•	Cash collected from customers – We collected more cash from customers in 2009 because net revenue was greater for the nine months ended September 30, 2009 than the comparable period 2010.

•	Cash paid to suppliers – We paid less to suppliers in 2010 as we had less revenue and therefore less production.

•
Cash paid for management services – We paid less cash for management services in 2010 as we terminated consultants in 2009 in response to the economic crisis and paid for other management and administrative services by increasing our notes payable.  In addition, we have only paid our CFO for one month of his employment and have accrued compensation expense owing to him of $92,882 at September 30, 2010.

•	Cash paid for interest – We paid accrued interest on our notes payable as a result of our debt refinancing discussed below.

As of September 30, 2010, we had approximately $309,000 of current assets, approximately $3,600 of which was cash and the rest of which was receivables, inventory and pre-paid assets. On average, our receivables are collected in approximately 30 days. Total current liabilities at September 30, 2010 totaled approximately $1,579,000 of which approximately $755,000 are trade accounts. At September 30, 2010, we had a net working capital deficiency of approximately $1,270,000.   Our operating cash needs during the nine months ended September 30, 2010 were primarily funded through operations, borrowings and the raising of $246,000 in an offering, discussed below.

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

During the quarter ended September 30, 2010, we raised $246,000 under this offering issuing 246,000 shares of our common stock and 123,000 base warrants.  The units were sold to investors pursuant to the terms of a securities purchase agreement between the Company and the investors.  We granted to purchasers of units “piggyback” registration rights with respect to their shares of common stock.

On August 17, 2010, we completed a private placement of $1,100,000 principal amount of promissory notes (the “Notes”) and 1,000,000 shares of common stock to “accredited investors” (as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “1933 Act”)) (the “Private Placement”). The securities were sold to investors pursuant to the terms of a securities purchase agreement (the “Purchase Agreement”) between the Company and the investors.  We received gross proceeds from the Private Placement of $1,100,000 which we used to pay down our existing senior debt, discussed below.

The principal amount of the Notes is due in 12 equal monthly payments of an aggregate of $91,667 each month, commencing on January 1, 2012. The Notes bear interest at a rate of 10% per annum. Interest is payable quarterly in arrears commencing on September 30, 2010.

Our obligations under the Notes are guaranteed by RHG.

We used the proceeds of the Private Placement to repay (i) all amounts outstanding under our $100,000 Senior Secured Promissory Note, dated September 26, 2009, due to Michael D. Bagdasarian (the “MDB Note”), and (ii) $1,000,000 of the outstanding principal and accrued interest under our Senior Secured Credit Facility from RHG (the “RHG Note”). Following this repayment, the MDB Note has been paid in full and terminated and the outstanding balance of the RHG Note was $192,876 after the repayment increasing to approximately $208,000 at September 30, 2010.  The note payable to RHG and all unpaid and accrued interest is due on the sooner of 30 days demand notice or December 31, 2010.  RHG intends to extend the December 31, 2010 due date on the RHG Note keeping their right to call the note and accrued interest with 30 days notice.  RHG may continue to provide additional funds under the RHG Note as needed to fund on-going operating needs.  If RHG does not extend the due date of the RHG Note past December 31, 2010 or calls the note in the future, we intend to seek additional financing to pay the RHG Note.  We may not be successful in obtaining this financing.  If we are not successful, we would be in default on the RHG Debt.  Our new Notes have a cross-default provision that makes us in default on the Notes if we are in default any indebtedness or obligation exceeding $250,000.  An event of default under the Notes would increase our interest rate to 12%, however, it would not make the Notes immediately due nor would it accelerate required payments.

We are continuing our efforts to raise capital to fund operations, pay our remaining current liabilities and provide capital for future expansion.   We are considering a variety of possibilities including the sale of equity, borrowing additional debt, entering into strategic partnerships, and merging or selling the Company.   The ultimate strategy that we choose will determine our cash source and needs for the next 12-24 months.

If we were to support our expected sales to Safeway and increase our customer base to other Key Accounts, we estimate that we will need between $3.6 million and $6.6 million of additional funds over the next two years.  The primary use of these funds will be for marketing expenses associated with attracting new business as well as the build-up of inventory to meet customer demands.  With these additional funds, we expect that we can support and obtain sales ranging from $2.5 million to $3.2 million over the next year and $8.0 million and $12.2 million the year after.  Without additional funds we may not even be able to support the needs of our existing Key Account, Safeway.  We have funded working capital needs through product sales, management of working capital components of our business, sales of preferred stock.  We anticipate that, in order to grow sales ranging from $2.5 million to $3.2 million over the next year and $8.0 million and $12.2 million the year after, given an average operating margin of 8% on those sales, we will need between $3.6 million and $6.6 million for manufacturing, research and development, marketing, sales channel development, general and administrative expenses, short and long-term debt repayments and interest expense, and approximately $2.5 million to establish a level of inventory and working capital necessary to increase our growth in the years thereafter.  We can offer no assurance that we will be able to generate cash or obtain financing sufficient to meet these needs.  This cash need assumes the incurrence and repayment within such two-year period of $3.0 million of debt at an average interest rate of 10% and up to $3.0 million in capital contributions as well as the continued payment of our accounts payable and collections on our accounts receivable in accordance with our past experience.

Due to the economic crisis sources of financing for companies like ours has become more difficult to find.  In the event that we are unable to obtain additional financing we will not be able to expand our company as planned and become profitable.

If we do not continue with our current strategy and only focus on Safeway, we will require approximately $2.6 million to payoff current debt and payables in addition to on-going operating cash flow needs.

Off-Balance-Sheet Arrangements

As of September 30, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

See Note 4 to the financial statements included in Part I, Item 1 of this report.

Item 3. Legal Proceedings

On October 5, 2010 one of our vendors, Zuckerman-Honickman, Inc. (“Zuckerman”) filed an action against First Blush, Inc. and First Blush Brands Inc. in Los Angeles Superior Court, case name Zuckerman-Honickman, Inc. v. First Blush, Inc., case number BC446875.  Zuckerman is seeking recovery of $122,678 for past due invoices and 10% interest and legal costs.  The $122,678 is part of our accounts payable balance at September 30, 2010 and December 31, 2009.   We have reached a settlement calling for monthly payments of $10,000, the first of which has already been made.

Item 4. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 5. Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2010, Barrett Carrere, our Chief Financial Officer and Secretary and principal executive officer evaluated the effectiveness of our "disclosure controls and procedures" as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 ("Disclosure Controls"). Based upon this evaluation, Mr. Carrere concluded that the Disclosure Controls were effective, as of the date of their evaluation, in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that any information relating to us that is required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2010, there were no changes in our "internal control over financial reporting" as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 (“Internal Control”),  that have  materially affected or are reasonably likely to materially affect our Internal Control.

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

Date: November 22, 2010	FIRST BLUSH BRANDS, INC.

/s/ Barrett Carrere
Barrett Carrere, Chief Financial Officer and Secretary (principal executive and financial officer)

EXHIBIT INDEX

Exhibit	Description

31	Certification of principal executive officer and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32	Certification of pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.