Form 10-Q/A
period 2010-09-30
FIRST BLUSH BRANDS, INC.
filed 2010-12-22
CIK 1402212

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

TABLE OF CONTENTS
FIRST BLUSH BRANDS, INC.
FORM 10-Q

Explanatory Note

This Amendment No. 1(this “Amendment”) to Current Report on Form 10-Q amends and restates the Current Report on Form 10-Q filed by First Blush Brands, Inc., formally known as AFH Holding II, Inc., (the “Company”) on November 22, 2010 (the “Initial 10-Q”).  This Amendment amends and supplements the Initial 10-Q by providing additional information regarding our liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

d. Allowance for Doubtful Trade Accounts Receivable

The Company establishes an allowance for doubtful or uncollectible trade accounts receivable based on the age of outstanding invoices and management ’ s evaluation of collectability of outstanding balances.

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

10. Calculation of Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Basic and diluted earnings per share were calculated as follows :

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

We used the proceeds of the Private Placement to repay (i) all amounts outstanding under our $100,000 Senior Secured Promissory Note, dated September 26, 2009, due to Michael D. Bagdasarian (the “MDB Note”), and (ii) $1,000,000 of the outstanding principal and accrued interest under our Senior Secured Credit Facility from RHG (the “RHG Note”). Following this repayment, the MDB Note has been paid in full and terminated and the outstanding balance of the RHG Note was $192,876 after the repayment increasing to approximately $208,000 at September 30, 2010.  The note payable to RHG and all unpaid and accrued interest is due on the sooner of 30 days demand notice or December 31, 2010.  RHG intends to extend the December 31, 2010 due date on the RHG Note keeping their right to call the note and accrued interest with 30 days notice.  RHG plans to continue to provide additional funds under the RHG Note as needed to fund on-going operating and working capital needs.  If RHG does not extend the due date of the RHG Note past December 31, 2010 or calls the note in the future, we intend to seek additional financing to pay the RHG Note.  We may not be successful in obtaining this financing.  If we are not successful, we would be in default on the RHG Debt.  Our new Notes have a cross-default provision that makes us in default on the Notes if we are in default any indebtedness or obligation exceeding $250,000.  An event of default under the Notes would increase our interest rate to 12%, however, it would not make the Notes immediately due nor would it accelerate required payments.

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

Currently our projected on-going operating cash in-flows from sales to customers are insufficient to meet our projected on-going operating cash out-flow needs, which, in conjunction with our current lack of liquidity and minimal cash balance, presents a significant risk to our ability to remain solvent.  In addition, we have recently entered into a settlement with a supplier calling for 11 monthly payments of $10,000 starting January 2, 2011 and one additional payment of $7,668 on December 2, 2011 for a total of $117,668.  We plan to borrow additional funds from RHG to help us meet our obligations as they become due as well as working with existing vendors to whom we owe money to reach manageable payment solutions while we continue our efforts to either raise additional capital or explore strategic alternatives, which might include a sale of our business.  During this period, we may also issue our common stock to our vendors to satisfy our payables.  We believe that the value of Company is in excess of its liabilities because of our customer relationships and the value of our trade name.  These intangible assets have been created internally and therefore are not reflected on our balance sheet.

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

Date: December 22, 2010	FIRST BLUSH BRANDS, INC.

/s/ Barrett Carrere
Barrett Carrere, Chief Financial Officer and Secretary (principal executive and financial officer)

EXHIBIT INDEX

Exhibit	Description

31	Certification of principal executive officer and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32	Certification of pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.